Form 10-Q
period 2023-06-30
PFS Bancorp, Inc.
filed 2023-09-25
CIK 1967656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 333-270452

PFS Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	92-2956265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1730 Fourth Street, Peru, Illinois	61354
(Address of Principal Executive Offices)	(Zip Code)

(815) 223-4300

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b 2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

No shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 24, 2023.

PFS Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

PFS Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on February 23, 2023, to serve as the savings and loan holding company for Peru Federal Savings Bank (“Peru Federal” or the “Bank”) in connection with the Bank’s proposed conversion from the mutual form of organization to the stock form of organization. As of June 30, 2023, the conversion had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, financial statements, and related notes, and other financial information included in this report relates primarily to the Bank.

The unaudited consolidated financial statements and other financial information contained in this report should be read in conjunction with the audited consolidated financial statements, and related notes, of the Bank as of and for each of the years ended December 31, 2022 and 2021, contained in the Company’s definitive prospectus dated August 11, 2023, as filed with the Securities and Exchange Commission on August 21, 2023.

Part I. – Financial Information

Item 1.	Financial Statements

Peru Federal Savings Bank

Consolidated Balance Sheets

June 30, 2023 (Unaudited) and December 31, 2022

(In thousands)

	June 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents — cash and due from bank	$23,136	$12,651
Available-for-sale debt securities	59,057	63,329
Held-to-maturity debt securities	8,733	3,146
Equity securities	99	88
Loans, net of allowance for loan/credit losses of $587 and $543 at June 30, 2023 and December 31, 2022	82,952	84,916
Premises and equipment, net of accumulated depreciation of $2,678 and $2,608 at June 30, 2023 and December 31, 2022	2,097	2,150
Federal Home Loan Bank stock	347	347
Interest receivable	570	592
Cash surrender value of bank-owned life insurance	3,829	3,783
Deferred income taxes	2,068	1,956
Mortgage servicing rights	315	315
Income tax receivable	30	98
Other	1,468	763

Total assets	$184,701	$174,134

Liabilities and Equity Capital

Liabilities
Deposits
Demand	$19,456	$17,248
Savings, NOW and money market	83,697	87,120
Time	59,692	48,339

Total deposits	162,845	152,707
Deferred compensation	872	687
Income tax payable	105	—
Interest payable and other liabilities	552	601

Total liabilities	164,374	153,995

Equity Capital
Retained earnings	24,210	23,828
Accumulated other comprehensive income (loss)	(3,883)	(3,689)

Total equity capital	20,327	20,139

Total liabilities and equity capital	$184,701	$174,134

See Notes to Consolidated Financial Statements

Peru Federal Savings Bank

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

(In Thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Interest and Dividend Income
Loans, including fees	$911	$809	$1,770	$1,596
Debt securities
Taxable	251	141	506	318
Tax-exempt	124	123	248	234
Dividends	3	3	9	7
Other	294	37	466	54

Total interest and dividend income	1,583	1,113	2,999	2,209

Interest Expense
Deposits	443	118	760	238

Net Interest Income	1,140	995	2,239	1,971

Provision for Credit Losses	7	(31)	12	6

Net Interest Income After Provision for Credit Losses	1,133	1,026	2,227	1,965

Noninterest Income
Commission income	4	7	9	12
Customer service fees	98	92	192	174
Net realized gain on loan sales	2	2	4	20
Loan servicing fees	18	20	37	40
Other	35	31	64	59

Total noninterest income	157	152	306	305

Noninterest Expense
Salaries and employee benefits	653	477	1,173	958
Occupancy	57	55	131	120
Depreciation	38	36	75	73
Data processing	133	119	264	241
Professional fees	34	25	110	49
Marketing	50	39	85	72
Printing and office supplies	16	18	38	32
Foreclosed assets, net	—	—	1	—
Deposit insurance premiums	32	35	67	70
Other	29	40	81	70

Total noninterest expense	1,042	844	2,025	1,685

Income Before Income Taxes	248	334	508	585

Provision for Income Taxes	39	64	86	109

Net Income	$209	$270	$422	$476

See Notes to Consolidated Financial Statements

Peru Federal Savings Bank

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

(In Thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net Income	$209	$270	$422	$476

Other Comprehensive Income (Loss)
Unrealized losses on available-for-sale debt securities, net of taxes of $(113) and $(806) the three months ended June 30, 2023 and 2022, respectively and $(77) and $(1,656) for the six months ended June 30, 2023 and 2022, respectively	(284)	(2,022)	(194)	(4,155)

Other comprehensive income (loss)	(284)	(2,022)	(194)	(4,155)

Comprehensive Income (Loss)	$(75)	$(1,752)	$228	$(3,679)

See Notes to Consolidated Financial Statements

Peru Federal Savings Bank

Consolidated Statements of Equity Capital

For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited)

(In Thousands)

For the three months ended June 30, 2023

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (loss)	Total
Balance, March 31, 2022	$23,203	$(1,690)	$21,513

Net income	270	—	270
Other comprehensive loss	—	(2,022)	(2,022)
Balance, June 30, 2022	23,473	(3,712)	19,761

Balance, March 31, 2023	$24,001	$(3,599)	$20,402

Net income	209	—	209
Other comprehensive loss	—	(284)	(284)

Balance, June 30, 2023	$24,210	$(3,883)	$20,327

For the six months ended June 30, 2023

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (loss)	Total
Balance, December 31, 2021	$22,997	$443	$23,440

Net income	476	—	476
Other comprehensive loss	—	(4,155)	(4,155)
Balance, June 30, 2022	23,473	(3,712)	19,761

Balance, December 31, 2022	$23,828	$(3,689)	$20,139

Net income	422	—	422
Adjustment for Adoption of ASC No. 2016-13, Financial Instruments-Credit Losses (Topic 326), net of taxes of $15.	(40)	—	(40)
Other comprehensive loss	—	(194)	(194)

Balance, June 30, 2023	$24,210	$(3,883)	$20,327

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In Thousands)

	2023	2022
Operating Activities
Net income	$422	$476
Items not requiring (providing) cash
Depreciation	75	73
Provision for credit losses	12	6
Amortization of premiums and discounts on available-for-sale debt securities	241	559
Deferred income taxes	(20)	(10)
Change in fair value of equity securities	(11)	(10)
Net realized gain on loan sales	(4)	(20)
Loss on sale of premises and equipment	3	—
Earnings on cash surrender value of life insurance	(46)	(43)
Changes in
Interest receivable	22	(19)
Other assets and income tax receivable	(637)	(18)
Interest payable and other liabilities	241	(55)
Net cash provided by operating activities	298	939

Investing Activities
Purchases of available-for-sale debt securities	—	(12,433)
Proceeds from maturities of available-for-sale debt securities	3,764	8,213
Purchase of held-to-maturity debt securities	(5,626)	—
Proceeds from maturities of held-to-maturity debt securities	35	314
Net change in loans	1,901	(3,082)
Purchase of premises and equipment	(25)	(24)
Purchase of FHLB stock	—	(17)
Net cash used in investing activities	49	(7,029)

Financing Activities
Net increase (decrease) in demand deposits, money market,
NOW and savings accounts	(1,215)	5,215
Net decrease in certificates of deposit	11,353	(2,227)
Repayment of Federal Home Loan Bank advance	—	(5,000)
Net cash provided by (used in) financing activities	10,138	(2,012)
Increase (Decrease) in Cash and Cash Equivalents	10,485	(8,102)
Cash and Cash Equivalents, Beginning of Year	12,651	21,542
Cash and Cash Equivalents, End of Year	$23,136	$13,440
Supplemental Cash Flows Information
Interest paid	$779	$229
Income taxes paid	$(65)	$160

See Notes to Consolidated Financial Statements

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Peru Federal Savings Bank (“Bank”) is a federal chartered mutual savings bank. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in northern Illinois, primarily LaSalle County, from its two facilities located in Peru, Illinois. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiary, PFSB Financial Services Inc. (“PFSB”). PFSB was inactive in 2021, 2022 and 2023. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, mortgage servicing rights, and fair values of financial instruments.

Cash Equivalents

The Bank considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2023 and December 31, 2022, cash equivalents consisted of due from bank accounts.

At June 30, 2023 and December 31, 2022, the Bank’s cash accounts exceeded federally insured limits by $1,604 and $1,869, respectively.

Debt Securities

Certain debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss). Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For debt securities with fair value below amortized cost when the Bank does not intend to sell a debt security, and it is more likely than not the Bank will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income (loss). For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income (loss) for the noncredit portion of a previous other-than- temporary impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Equity Securities

The Bank measures equity securities at fair value with changes in fair value recognized in net income. Gains and losses on the sale of equity securities are recorded on the trade date and are determined using the specific identification method.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded on the statements of income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, and for loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of direct origination costs are recognized as income or expensed when received or incurred since capitalization of these fees and costs would not have a significant impact on the consolidated financial statements.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Bank maintains lending policies and procedures designed to focus lending efforts on the type, location, and duration of loans most appropriate for its business model and markets. The Bank’s principal lending activity is the origination of residential and commercial real estate loans, commercial loans, and consumer loans. The primary lending market is in LaSalle County, Illinois. Generally, loans are collateralized by assets of the borrower and guaranteed by the principals of the borrowing entity.

The Board of Directors reviews and approves the Bank’s lending policy on an annual basis. Quarterly, the Board Loan Committee reviews the allowance for loan losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.

Allowance for Loan Losses

The allowance for loan losses (“allowance”) represents management’s estimate of the reserve necessary to adequately account for probable losses that could ultimately be realized from current loan exposures. In determining the adequacy of the allowance, management relies predominately on a disciplined credit review and approval process. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment measurements, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Risk characteristics applicable to each segment of the loan portfolio are described as follows.

Residential 1-4 Family Real Estate: The residential 1-4 family real estate are generally secured by owner-occupied 1-4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Bank’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Commercial Real Estate: Commercial real estate loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Bank’s market areas.

Construction and Land Development Real Estate: Construction and land development real estate loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

changes, general economic conditions, and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Bank’s market areas.

Commercial: The commercial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Commercial business loans also include Small Business Administration (SBA) Paycheck Protection Program (PPP) loans which are covered by a 100% government guaranty. As of June 30, 2023 and December 31, 2022, the Bank had PPP loans outstanding that totaled $0 and $0, respectively.

Consumer: The consumer loan portfolio consists of various term and line of credit loans such as automobile loans and loans for other personal purposes. Repayment for these types of loans will come from a borrower’s income sources that are typically independent of the loan purpose. Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the Bank’s market area) and the creditworthiness of a borrower.

Premises and Equipment

Land is carried at cost. Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

Buildings and improvements	5-50 years
Equipment	3-7 years

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

Bank-owned Life Insurance

The Bank has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Bank are initially measured at fair value at the date of transfer. The Bank has elected to initially and subsequently measure the mortgage servicing rights for consumer mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change and may have an adverse impact on the value of the mortgage servicing right and may result in a reduction to noninterest income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned in loan servicing fees in non-interest income.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income Taxes

The Bank accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Bank determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to the management’s judgment. With a few exceptions, the Bank is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2019.

The Bank recognizes interest and penalties on income taxes as a component of income tax expense.

The Bank files consolidated income tax returns with its subsidiary.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities and reclassification adjustment for realized losses included in net income.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Revenue Recognition

The majority of the Bank’s revenues come from interest income and other sources, including loans and securities, which are outside the scope of Financial Accounting Standards Board Accounting Standards Update 2014-09, Revenues from Contracts with Customers (Topic 606). The Bank’s services that fall within the scope of Topic 606 are presented within noninterest income in the accompanying consolidated statements of income and are recognized as revenue as the Bank satisfies its obligation to the customer.

A description of the Bank’s revenue streams accounted for under Topic 606 are as follows:

Customer service fees. The Bank generates revenues through fees charged to depositors related to deposit account maintenance fees, overdrafts, interchange income, wire transfers and additional miscellaneous services provided at the request of the depositor. For deposit-related services, revenue is recognized when performance obligations are satisfied, which is, generally, at a point in time.

Commission Income. Brokerage commissions and fees primarily relate to investment advisory and brokerage activities as well as the sale of other non-deposit investment products to customers of the Bank. The Banks’s performance obligation for investment advisory services is generally satisfied, and related revenue recognized, over the period in which the services are provided. Fees earned for brokerage activities, such as facilitating securities transactions, are generally recognized at the time of transaction execution. Commissions or fees earned on the sale of other non-deposit investment products are primarily recognized on a monthly basis based on the executed sales dates. Payment for these services is generally received shortly after month end.

Gains/Losses on Sales of Foreclosed Assets. The Bank records a gain or loss from the sale of foreclosed assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Bank finances the sale of foreclosed assets to the buyer, the Bank assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Bank adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

Rate Lock Commitments

The Bank enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitment). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Rate lock commitments are recorded only to the extent of fees received since recording the estimated fair value of these commitments would not have a significant impact on the financial statements.

Off-Balance-Sheet Instruments

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments, including commitments to extend credit, unfunded commitments under lines of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Legal Contingencies.

Various legal claims arise from time to time in the normal course of business. In the opinion of management, any liability resulting from such proceedings would not have a material impact on the financial statements of the Bank.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Advertising

Advertising costs are expensed as incurred.

Recently Adopted Accounting Standards

The Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments—Credit Losses (Topic 326). The ASU introduces a new credit loss model, the current expected credit loss model (CECL), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk.

The CECL model utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for loans, held-to-maturity securities, and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. For available for-sale securities where fair value is less than cost, credit-related impairment, if any, will be recognized in an allowance for credit losses and adjusted each period for changes in expected credit risk. This model replaces the multiple existing impairment models, which generally require that a loss be incurred before it is recognized. The new standard is effective for interim and annual periods beginning after December 15, 2022.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings by creditors, while enhancing disclosure requirements by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses. The Bank adopted ASU 2016-13 and ASU 2022-02 as of January 1, 2023 using the weighted-average remaining maturity (WARM) method. The adoption of ASU 2016-13 resulted in an initial increase of $55 to the allowance for credit losses for loans. The cumulative effect adjustment, net of taxes of $15, of $40 was recorded in retained earnings as of January 1, 2023.

Note 2:  Restriction on Cash and Due From Banks

Effective March 12, 2021, the Federal Reserve’s board of directors approved the final rule reducing the required reserve requirement ratios to zero percent, effectively eliminating the requirement to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. This reduction in the required reserves does not have a defined timeframe and may be revised by the Federal Reserve’s board in the future.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Note 3:  Debt Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of debt securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
June 30, 2023:
U.S Government and federal agencies	$5,560	$—	$(284)	$5,276
Mortgage-backed:
Government sponsored enterprises (GSEs)- residential	38,517	3	(4,118)	34,402
State and political subdivisions	20,408	20	(1,049)	19,379

	$64,485	$23	$(5,451)	$59,057

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2022:
U.S Government and federal agencies	$5,532	$—	$(205)	$5,327
Mortgage-backed:
Government sponsored enterprises (GSEs)- residential	42,224	4	(4,004)	38,224
State and political subdivisions	20,730	12	(964)	19,778

	$68,486	$16	$(5,173)	$63,329

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Debt Securities:
June 30, 2023
U.S Government and Federal agencies	$882	$—	$(158)	$724
Mortgage-backed:
GSE residential	1	—	—	1
Certificates of Deposit	7,850	—	(55)	7,795

	$8,733	$—	$(213)	$8,520

Securities:
December 31, 2022
U.S Government and Federal agencies	$917	$—	$(143)	$774
Mortgage-backed:
GSE residential	5	—	—	5
Certificates of Deposit	2,224	—	(31)	2,193

	$3,146	$—	$(174)	$2,972

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

The amortized cost and fair value of available-for-sale securities and held-to-maturity debt securities at June 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$382	$380	$1,481	$1,473
One to five years	7,736	7,345	6,369	6,322
Five to ten years	8,762	8,257	—	—
After ten years	9,088	8,673	882	724
	25,968	24,655	8,732	8,519
Mortgage-backed securities	38,517	34,402	1	1

Totals	$64,485	$59,057	$8,733	$8,520

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $11,740 at June 30, 2023 and $11,580 at December 31, 2022.

There were no sales of securities for the three and six months ended June 30, 2023 and 2022.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at June 30, 2023 and December 31, 2022, was $56,198 and $58,764. At June 30, 2023, 260 debt securities have unrealized losses with aggregate depreciation of 8.0% from the Bank’s amortized cost basis. At December 31, 2022, 243 debt securities have unrealized losses with aggregate depreciation of 8.2% from the Bank’s amortized cost basis. These unrealized losses relate principally to the changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of the underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

The following table shows the Bank’s investments’ gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$2,161	$(67)	$3,115	$(217)	$5,276	$(284)
State and political subdivisions	8,758	(138)	8,195	(911)	16,953	(1,049)
Mortgage backed securities-GSE residential	995	(4)	32,974	(4,114)	33,969	(4,118)
Total temporarily impaired AFS securities	$11,914	$(209)	$44,284	$(5,242)	$56,198	$(5,451)
Held-to-maturity Debt
(HTM) Securities:
Certificates of Deposit	$4,615	$(53)	495	(3)	$5,110	$(56)
U.S. Government and federal agencies	—	—	$724	$(157)	$724	$(157)
Total temporarily impaired HTM securities	$4,615	$(53)	$1,219	$(160)	$5,834	$(213)
Total temporarily impaired securities	$16,529	$(262)	$45,503	$(5,402)	$62,032	$(5,664)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$5,327	$(205)	$—	$—	$5,327	$(205)
State and political subdivisions	14,182	(720)	1,522	(244)	15,704	(964)
Mortgage backed securities-GSE residential	17,308	(1,155)	20,425	(2,849)	37,733	(4,004)
Total temporarily impaired AFS securities	$36,817	$(2,080)	$21,947	$(3,093)	$58,764	$(5,173)
Held-to-maturity Debt
(HTM) Securities:
Certificates of Deposit	$1,700	$(31)	—	—	$1,700	$(31)
U.S. Government and federal agencies	—	—	$774	$(143)	$774	$(143)
Total temporarily impaired HTM securities	$1,700	$(31)	$774	$(143)	$2,474	$(174)
Total temporarily impaired securities	$38,517	$(2,111)	$22,721	$(3,236)	$61,238	$(5,347)

Note 4:    Equity Securities

Equity securities comprised the following as of June 30, 2023 and December 31, 2022 and are included in the consolidated balance sheet:

	June 30,	December 31,
	2023	2022
Community Development Corp. Stock	$50	$50
FHLMC Preferred Stock	49	38
Total	$99	$88

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Community Development Corp. Stock is considered an equity security without a readily determinable fair value. The FHLMC Preferred Stock is presented on the balance sheet at fair value. The table below details changes in the carrying amount of the FHLMC Preferred Stock for the six months ended June 30, 2023 and year ended December 31, 2022.

	June 30,	December 31,
	2023	2022
Net gain and losses recognized during the period on equity securities	$11	$(24)
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—
Unrealized gains and losses recognized during the period on equity securities still held at the reporting date	$11	$(24)

Note 5:    Loans and Allowance for Loan Losses

Classes of loans at June 30, 2023 and December 31, 2022 include:

	June 30,	December 31,
	2023	2022
Mortgage loans on real estate
Residential 1-4 family	$60,375	$61,125
Commercial	15,696	17,897
Construction and land development	1,536	1,518
Total mortgage loans on real estate	77,607	80,540
Commercial loans	3,000	2,116
Consumer	2,932	2,803
	83,539	85,459
Less
Allowance for loan losses	587	543

Net loans	$82,952	$84,916

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of June 30, 2023 and December 31, 2022:

	For the three months ended:
	June 30, 2023
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for loan losses:
Balance, beginning of period	$240	$307	$11	$31
Provision charged to expense	(3)	(20)	(2)	8
CECL Adoption Adjustment	—	—	—	—
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$237	$287	$9	$39

Allowance for credit losses for unfunded loan commitments
Balance, beginning of period	$—	$—	$—	$—
Provision charged to expense	2	10	8	3
CECL Adoption Adjustment	—	—	—	—
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$2	$10	$8	$3

	For the three months ended
	June 30, 2023 (Continued)
	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$14	$603
Provision charged to expense	1	(16)
CECL Adoption Adjustment	—	—
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$15	$587

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$—
Provision charged to expense	—	23
CECL Adoption Adjustment	—	—
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$23

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

	For the six months ended:
	June 30, 2023
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for loan losses:
Balance, beginning of year	$262	$218	$11	$36
Provision charged to expense	(6)	(5)	(8)	8
CECL Adoption Adjustment	(19)	74	6	(5)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$237	$287	$9	$39

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$—	$—	$—
Provision charged to expense	2	10	8	3
CECL Adoption Adjustment	—	—	—	—
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$2	$10	$8	$3

	For the six months ended
	June 30, 2023 (Continued)
	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$16	$543
Provision charged to expense	—	(11)
CECL Adoption Adjustment	(1)	55
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$15	$587

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$—
Provision charged to expense	—	23
CECL Adoption Adjustment	—	—
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$23

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

	For the three months ended:
	June 30, 2022
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for loan losses:
Balance, beginning of period	$255	$243	$16	$73
Provision charged to expense	4	4	(2)	(36)
Losses charged off	(1)	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$258	$247	$14	$37
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$258	$247	$14	$37

Loans:
Ending balance	$58,680	$19,200	$1,627	$2,252
Ending balance: individually evaluated for impairment	$715	$—	$—	$84
Ending balance: collectively evaluated for impairment	$57,965	$19,200	$1,627	$2,168

	For the three months ended
	June 30, 2022 (Continued)
	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$17	$604
Provision charged to expense	(1)	(31)
Losses charged off	—	(1)
Recoveries	—	—
Balance, end of year	$16	$572
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$16	$572

Loans:
Ending balance	$2,742	$84,501
Ending balance: individually evaluated for impairment	$—	$799
Ending balance: collectively evaluated for impairment	$2,742	$83,702

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

	For the six months ended:
	June 30, 2022
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for loan losses:
Balance, beginning of year	$252	$218	$14	$67
Provision charged to expense	7	29	—	(30)
Losses charged off	(1)	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$258	$247	$14	$37
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$258	$247	$14	$37

Loans:
Ending balance	$58,680	$19,200	$1,627	$2,252
Ending balance: individually evaluated for impairment	$715	$—	$—	$84
Ending balance: collectively evaluated for impairment	$57,965	$19,200	$1,627	$2,168

	For the six months ended
	June 30, 2022 (Continued)
	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$16	$567
Provision charged to expense	—	6
Losses charged off	—	(1)
Recoveries	—	—
Balance, end of year	$16	$572
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$16	$572

Loans:
Ending balance	$2,742	$84,501
Ending balance: individually evaluated for impairment	$—	$799
Ending balance: collectively evaluated for impairment	$2,742	$83,702

The provision for credit losses is determined by the Bank as the amount that is added to ACL accounts to bring the ACL to that, in management's judgement, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Provision for credit losses:
Loans	$(16)	$(31)	$(11)	$6
Unfunded loan commitments	23	-	23	-
Total	$7	$(31)	$12	$6

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Credit Quality Indicators

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. All commercial and land development loans are graded at inception of the loan. Subsequently, analyses are performed on an annual basis and grade changes are made, as necessary. Interim grade reviews may take place if circumstances of the borrower warrant a timelier review. The Bank utilizes an internal asset classification system as a means of reporting problem and potential problem loans. The Bank uses the following definitions for risk ratings:

Pass — Loans classified as pass are well protected by the ability of the borrower to pay or by the value of the asset or underlying collateral.

Special Mention — Loans classified as watch represent loans with the minimum level of acceptable credit risk and servicing requirements and the borrower has the capacity to perform according to the terms and repayment is expected. However, one or more elements of uncertainty exist.

Substandard — Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful — Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss — Loans classified as loss are the portion of the loan that is considered uncollectible so that its continuance as an asset is not warranted. The amount of the loss determined will be charged-off.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

The following tables present the amortized cost basis of our loans by credit quality indicator and origination year, at June 30, 2023:

	June 30, 2023
							Revolving
							Lines of
	2023	2022	2021	2020	2019	Prior	Credit	Total
Pass
Residential 1-4 Family	$1,129	$10,531	$8,452	$15,914	$6,586	$16,482	$742	$59,836
Commercial Real Estate	562	4,372	3,785	1,633	1,687	2,578	—	14,617
Construction and Land Development	808	—	—	585	—	143	—	1,536
Commercial	992	490	262	68	23	214	677	2,726
Consumer	904	797	703	322	141	63	2	2,932
Total Pass	$4,395	$16,190	$13,202	$18,522	$8,437	$19,480	$1,421	$81,647
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	908	—	908
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	212	—	—	—	—	62	—	274
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$212	$—	$—	$—	$—	$970	$—	$1,182
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$39	$500	$—	$539
Commercial Real Estate	—	—	—	—	—	171	—	171
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$39	$671	$—	$710
Total	$4,607	$16,190	$13,202	$18,522	$8,476	$21,121	$1,421	$83,539

The following table presents the credit risk profile of the Bank’s loan portfolio based on internal rating category and payment activity prior to the adoption of CECL:

	December 31, 2022
		Construction
	Commercial	and Land
	Real Estate	Development	Commercial	Total
Pass	$16,905	$1,518	$1,868	$20,291
Special Mention	992	—	248	1,240
Substandard	—	—	—	—
Doubtful	—	—	—	—
Loss	—	—	—	—

Total	$17,897	$1,518	$2,116	$21,531

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

A summary of credit quality indicators, at amortized cost, prior to the adoption of CECL is presented below:

December 31, 2022
	Residential	Consumer	Total
Performing	$60,502	$2,803	$63,305
Non-Performing	623	—	623
Total	$61,125	$2,803	$63,928

The following tables presents gross charge-offs of our loans for each portfolio class, by origination year, that occurred during the three months and six months ended June 30, 2023. Refer to Note 1 for additional information on our charge-off policy.

For the three months ended June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Lines of Credit	Total Loans
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—

Total current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

For the six months ended June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Lines of Credit	Total Loans
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—

Total current period charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

The Bank evaluates the loan risk grading system definitions and allowance for loan loss methodology on an ongoing basis. No significant changes were made to either during the past year.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

The following tables present the Bank’s loan portfolio aging analysis as of June 30, 2023 and December 31, 2022:

			Greater	2023		Total	Total Loans
	30-59 Days	60-89 Days	Than	Total Past		Loans	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing
Mortgage loans on real estate:
Residential 1-4 family	$463	$472	$108	$1,043	$59,332	$60,375	$—
Commercial	—	—	—	—	15,696	15,696	—
Construction and land development	—	—	—	—	1,536	1,536	—

Total real estate loans	463	472	108	1,043	76,564	77,607	—

Commercial	25	—	—	25	2,975	3,000	—
Consumer	7	—	—	7	2,925	2,932	—

Total	$495	$472	$108	$1,075	$82,464	$83,539	$—

							Total
							Loans
				2022		Total	> 90
	30-59 Days	60-89 Days	Greater Than	Total Past		Loans	Days &
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accounting
Mortgage loans on real estate:
Residential 1-4 family	$1,141	$308	$75	$1,524	$59,601	$61,125	$—
Commercial	46	—	—	46	17,851	17,897	—
Construction and land development	—	—	—	—	1,518	1,518	—

Total real estate loans	1,187	308	75	1,570	78,970	80,540	—

Commercial	—	—	—	—	2,116	2,116	—
Consumer	—	—	—	—	2,803	2,803	—

Total	$1,187	$308	$75	$1,570	$83,889	$85,459	$—

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events it is probable the Bank will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings.

Collateral-Dependent Loans

At June 30, 2023, The Bank held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operations of the collateral. The ACL for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

●	One-to-four family mortgages are primarily secured by first liens on residential real estate.
●	Commercial real estate loans are primarily secured by office and industrial buildings.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

●	Commercial and industrial loans are primarily secured by accounts receivables, inventory, and equipment.
●	Home equity loans are primarily secured by titles on automobiles and recreational vehicles.

The table below summarizes collateral dependent loans and the related ACL at June 30, 2023 for which the borrower is experiencing financial difficulty:

	Loans	ACL
Residential Real Estate	$ 542	$ -
Commercial Real Estate	171	-
Construction and Land Development	-	-
Commercial	-	-
Consumer	-	-
Total	$ 713	$ -

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

The following table presents impaired loans, including troubled debt restructurings of $506 as of December 31, 2022, prior to the adoption of CECL:

December 31, 2022
Average
				Investment		Interest
		Unpaid		in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance
Mortgage loans on real estate:
Residential 1-4 family	$623	$623	$—	$632	$23	$29
Commercial	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Loans with a specific allowance
Mortgage loans on real estate:
Residential 1-4 family	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total
Mortgage loans on real estate:
Residential 1-4 family	$623	$623	$—	$632	$23	$29
Commercial	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total loans	$623	$623	$—	$632	$23	$29

The following table presents the Bank’s nonaccrual loans at June 30, 2023 and December 31, 2022. This table excludes performing troubled debt restructurings.

	June 30,	December 31,
	2023	2022
Residential 1-4 family	$148	$117
Commercial real estate	171	—
Construction and land development	—	—
Commercial	—	—
Consumer	—	—
Total	$319	$117

The adoption of ASU 2022-02 eliminated troubled debt restructuring (TDR’s) recognition and measurement guidance, as well as all TDR related disclosures. Refer to Note 1 for additional information. TDRs were loan modifications where concessions were granted to borrowers experiencing financial difficulties. The Company did not modify any loans for borrowers that are experiencing financial difficulty and did not have any previous modifications that were made during the past 12 months that experienced a payment default during the three and six months ended June 30, 2023.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

At December 31, 2022, the Bank had loans $506,000 of TDRs, of which $0 was on nonaccrual status. There were no loan modifications that were classified as a TDR during the year ended December 31,2022.

The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process is $0 and $0 at June 30, 2023 and December 31, 2022, respectively.

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	June 30,	December 31,
	2023	2022
Land	$732	$732
Buildings and improvements	3,021	3,015
Equipment	1,022	1,011
	4,775	4,758
Less accumulated depreciation	(2,678)	(2,608)
Net premises and equipment	$2,097	$2,150

Note 7: Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $24,965 and $26,519 at June 30, 2023 and December 31, 2022, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the period ended June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Fair value as of the beginning of year	$315	$199
Additions
Servicing obligations that result from asset transfers	—	7
Less loans refinanced	—	(18)
Changes in fair value due to changes in valuation inputs or assumptions	—	127
Fair value at the end of year	$315	$315

The estimated fair value of mortgage servicing rights is determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions, such as discount rates and prepayment speeds based on market data from independent organizations. Information about the estimated fair value of mortgage servicing rights at June 30, 2023 and December 31, 2022 follows:

	June 30,	December 31,
	2023	2022
Range of discount rates	9.0-11.5%	9.0-11.5%
Range of prepayment speeds	104-356	104-356
Weighted average default rate	1.23%	1.23%

Management did not utilize a valuation model to calculate the fair value of mortgage servicing rights at June 30, 2023 but utilized market information to determine fair value.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Note 8:   Time Deposits

Time deposits in denominations of $250 or more were $10,158 on June 30, 2023 and $7,908 on December 31, 2022.

At June 30, 2023, the scheduled maturities of time deposits are as follows:

2023	$25,218
2024	23,304
2025	5,048
2026	4,223
2027 and thereafter	1,899
$59,692

Note 9:   Borrowings

Borrowed funds consist of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Rates	Amount	Rates	Amount
Federal Home Loan Bank (FHLB)
Fixed Rate, fixed term advances	0.00	$—	0.00%	$—

Total	—	$—	—	$—

The Bank has a master contract agreement with the Federal Home Loan Bank that provides for borrowing up to the maximum range of 60-80% of the book value of the Bank’s qualifying loans based on the pledged loan class and range of 90-98% of qualifying investment securities pledged. The FHLB provides both fixed and floating rate advances. Floating rates are based on, but not directly tied to, short-term market rates of interest, such as London Interbank Offered Rate (LIBOR), federal funds, or treasury bill rates. Advances with call provisions permit the FHLB to request payment beginning on the call date and quarterly thereafter. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity.

At June 30, 2023, the Bank’s available and unused portion of this borrowing agreement totaled approximately $44.6 million. At December 31, 2022, the Bank’s available and unused portion of this borrowing agreement totaled approximately $46.2 million.

At June 30, 2023, the Bank’s available and unused unsecured line of credit with Banker’s Bank of Wisconsin totaled $4.0 million. At December 31, 2022, the Bank’s available and unused unsecured line of credit with Banker’s Bank of Wisconsin totaled $4.0 million.

Note 10:  Income Taxes

The Bank files income tax returns in the U.S. federal jurisdiction and the State of Illinois. During the years ended December 31, 2022 and 2021, the Bank recognized no interest or penalties.

The provision for income taxes includes these components:

	June 30,	June 30,
	2023	2022
Taxes currently payable	$106	$119
Deferred income taxes	(20)	(10)
Income tax expense	$86	$109

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

A reconciliation of income tax expense at the statutory rate to the Bank’s actual income tax expense is shown below:

	June 30,	June 30,
	2023	2022
Computed at the statutory rate (21%)	$108	$123
Increase (decrease) resulting from
Tax exempt interest	(48)	(48)
State tax expense	13	12
Increase in cash surrender value	(10)	(9)
Other	23	31
Actual tax expense	$86	$109

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	June 30,	December 31,
	2023	2022
Deferred tax assets
Allowance for loan losses	$174	$155
Deferred compensation	249	196
Other-than-temporary impairment losses	205	205
Unrealized loss on available-for-sale securities	1,545	1,468
Other	79	87
	2,252	2,111
Deferred tax liabilities
Depreciation	(78)	(49)
FHLB stock dividend	(16)	(16)
Unrealized gain on available-for-sale securities	—	—
Mortgage servicing rights	(90)	(90)
	(184)	(155)
Net deferred tax asset (liability)	$2,068	$1,956

Note 11:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in equity capital, are as follows:

	June 30,	December 31,
	2023	2022
Net unrealized gain (loss) on available-for-sale debt securities	$(5,428)	$(5,157)

Tax effect	1,545	1,468

Net-of-tax amount	$(3,883)	$(3,689)

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Note 12:  Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the consolidated statements of income during the six months ended June 30, 2023 and year ended December 31, 2022 were as follows:

	Amounts	Amounts
	Reclassified	Reclassified
	from AOCI	from AOCI	Affected Line Item in the
	June 30, 2023	December 31, 2022	Statements of Income
Realized losses on available-for-sale debt securities	$—	$(221)	Realized loss on sale of
			available-for-sale debt securities

Tax effect	—	(63)	Tax expense

Net reclassification out of AOCI	$—	$(158)	Net reclassified amount

Note 13:  Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustment to regulatory capital not reflected in these consolidated financial statements.

Quantitative measures established by regulatory reporting standards ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined) to risk weighted assets (as defined), common equity Tier I capital (as defined) to total risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

Management believes, as of June 30, 2023 and December 31, 2022, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2022, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the able below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum to Be Well
					Capitalized Under
					Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023:

Leverage ratio (to average assets)	$24,210	13.4%	$7,243	4.0%	$9,054	5.0%
Common Equity Tier 1 (to risk weighted assets)	$24,210	29.6%	$3,679	4.5%	$5,314	6.5%
Tier 1 Capital ratio (to risk weighted assets)	$24,210	29.6%	$4,905	6.0%	$6,540	8.0%
Total Capital (to risk-weighted assets)	$24,797	30.3%	$6,540	8.0%	$8,175	10.0%

As of December 31, 2022:

Leverage ratio (to average assets)	$23,828	13.8%	$6,902	4.0%	$8,627	5.0%
Common Equity Tier 1 (to risk weighted assets)	$23,828	28.1%	$3,820	4.5%	$5,518	6.5%
Tier 1Capital ratio (to risk-weighted assets)	$23,828	28.1%	$5,093	6.0%	$6,791	8.0%
Total Capital (to risk-weighted assets)	$24,371	28.7%	$6,791	8.0%	$8,489	10.0%

The net unrealized gain or loss on available-for-sale securities, net of tax is not included in computing regulatory capital.

Note 14: Related Party Transactions

At June 30, 2023 and December 31, 2022, the Bank had loans outstanding to executive officers, directors, significant shareholders, and their affiliates (related parties), in the amount of $1,125 and $1,195, respectively.

Deposits from related parties held by the Bank at June 30, 2023 and December 31, 2022 totaled $1,556 and $934, respectively.

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

A summary of loans to directors, executive officers, and their affiliates as of June 30, 2023 and December 31, 2022 is as follows:

	June 30,	December 31,
	2023	2022
Beginning balance	$1,195	$1,431
New Loans
Repayments	(70)	(236)

Ending balance	$1,125	$1,195

The Bank’s board approved law firm is Duncan & Brandt, P.C, which is solely owned by the bank’s Vice Chairman Jonathan Brandt. The Bank pays an annual retainer to Duncan & Brandt of $14 and $13 for the three months ended June 30, 2023 and 2022, respectively and $27 and $25 for the six months ended June 30, 2023 and 2022. In addition to the annual retainer, the

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

firm received various fees for legal services rendered in the normal course of business of $3 and $5 for the three months ended June 30, 2023 and 2022, respectively and $4 and $10 for the six months ended June 30, 2023 and 2022.

Note 15: Employee Benefits

The Bank has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a percentage of their compensation, up to the maximum allowable by the IRS, with the Bank matching 50 percent of the employee’s contribution on the first 5 percent of the employee’s compensation. Employer contributions charged to expense for the three months ended June 30, 2023 and 2022 were $20 and $20, respectively, and for the six months ended June 30, 2023 and 2022 were $42 and $38, respectively.

Also, the Bank has deferred compensation agreements with directors. The agreements provide for the payment of benefits at termination or retirement. The charge to expense for the agreements was $8 and $$ for the three months ended June 30, 2023 and 2022, respectively, and $15 and $8 for the six months ended June 30, 2023 and 2022, respectively. The liability accrued for these plans totaled $872 and $687 at June 30, 2023 and December 31, 2022, respectively.

Note 16: Disclosures About Fair Value of Assets

ASC Topic 820, Fair value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This accounting standard also emphasizes that fair value (i.e., the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing an asset or liability, this accounting standard establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels:

Level 1	In general, fair values determined by Level 1 inputs use quoted market prices for identical assets or liabilities that the entity can access at measurement date.

Level 2

Fair Values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3	Unobservable inputs for the asset or liability and included situations where there is little, if any, market activity for the asset or liability.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Bank’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgement and considers factors specific to the asset or liability.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under accounting principals generally accepted in the United States. Other assets and liabilities, such as impaired loans, may be measured at fair value on a nonrecurring basis.

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2023 or year ended December 31, 2022.

Equity Securities

Equity securities with a readily determinable fair value are measured at fair value on a recurring basis. The fair value measurement of equity securities with a readily determinable fair value are based on the quoted price of the security and is considered a Level 1 fair value measurement. Equity securities without a readily determinable fair value are measured at fair value on a nonrecurring basis when transaction prices for identical or similar securities are identified. Fair value measurements on equity securities without a readily determinable fair value are generally considered a Level 2 fair value measurement.

Available-for-sale Debt Securities

Securities available for sale may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy. Level 1 securities included debt securities traded on a national exchange. The fair value measurement of a Level 1 security is based on the quoted price of the security. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities. The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data. Level 3 securities include trust preferred securities that are not traded in a market. The fair value measurement of Level 3 securities are determined by the Bank’s Chief Financial Officer (CFO) and reported to the Bank’s board of directors. Fair values are calculated using discounted cash flow models that incorporate various assumptions, including expected cash flows and market credit spreads. When comparable sales are available, these are used to validate the models used. Other available industry data, such as information regarding defaults and deferrals, are incorporated into the expected cash flows.

Mortgage Servicing Rights

Management measures mortgage servicing rights through the completion of a proprietary model. Inputs to the model are developed by the accounting staff and are reviewed by management. The model is tested annually using baseline data to check its accuracy.

Mortgage servicing rights are measured at fair value on a recurring basis. Serviced loan pools are stratified by year of origination, and a fair value measurement is obtained for each stratum from an independent firm. The measurement is based on recent sales of mortgage servicing rights with similar characteristics. Since the fair value measurement is based on observable market data, it is considered a Level 2 measurement.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and December 31, 2022.

		Fair Value Measurements Using
		Quoted Prices
		in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023:
Available-for Sale debt securities:
U.S. Government and federal agencies	$5,276	$1,530	$3,746	$—
Mortgage-backed: GSE - residential	34,402	—	34,402	—
State and political Subdivision	19,379	—	19,379	—
Total Available-For-sale debt securities	$59,057	$1,530	$57,527	$—

Equity securities:
FHLMC stock	$49	$49	$—	$—
Mortgage servicing rights	315	—	315	—
Total	$59,421	$1,579	$57,842	$—

December 31, 2022:
Available-for Sale debt securities:
U.S. Government and federal agency	$5,327	$1,523	$3,804	$—
Mortgage-backed: GSE - residential	38,224	—	38,224	—
State and political subdivision	19,778	—	19,778	—
Total Available-for-sale debt securities	$63,329	$1,523	$61,806	$—

Equity securities:
FHLMC Stock	$38	$38	$—	$—
Mortgage servicing rights	315	—	315	—
Total	$63,682	$1,561	$62,121	$—

The Bank estimates the fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Bank to estimate fair value of financials instruments not previously discussed.

Cash and cash equivalents — Fair value approximates the carrying value.

Loans — Fair value of variable rate loans that reprice frequently is based on carrying values. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of impaired and other non-performing loans is estimated using discounted expected cash flows or fair value of the underlying collateral, if applicable.

FHLB stock — Fair value is the redeemable (carrying) value based on the redemption provisions of the Federal Home Loan Bank.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Accrued interest receivable and payable — Fair value approximates the carrying value.

Cash surrender value of bank-owned life insurance — Fair value is based on reported values of the assets.

Deposits— Fair value of deposits with no state maturity, such as demand deposits, savings, and money market accounts, by definition, is the amount payable on demand on the reporting date. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently being offered on similar time deposits.

The carrying value and estimated fair value of financial instruments follow:

June 30, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$23,136	$23,136	$—	$—
Available-for-sale securities	59,057	1,530	57,527
Held-to-maturity securities	8,733		8,520
Equity securities	99	49	50
Loans	82,952			76,826
Interest receivable	570	570
Federal Home Loan Bank Stock	347			347
Cash surrender value of bank-owned life insurance	3,829			3,829
Financial liabilities:
Deposits	162,845			133,266
Interest payable	—	—

December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,651	$12,651	$—	$—
Available-for-sale securities	63,329	1,523	61,806
Held-to-maturity securities	3,146		2,972
Equity securities	88	38	50
Loans	84,916			78,986
Interest receivable	592	592
Federal Home Loan Bank Stock	347			347
Cash surrender value of bank-owned life insurance	3,783			3,783
Financial liabilities:
Deposits	152,707			128,989
Interest payable	19	19

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2023 and December 31, 2022.

Fair Value Measurements Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023:
Impaired loans (collateral dependent)	$—	$—	$—	$—

December 31, 2022:
Impaired loans (collateral dependent)	$—	$—	$—	$—

During the six months ended June 30, 2023 and 2022, there were no loans that were considered impaired where a specific valuation allowance was needed.

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

Impaired Loans (Collateral Dependent)

The estimated fair value of collateral-dependent impaired loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent impaired loans are classified within Level 3 of the fair value hierarchy.

The Bank considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the management by comparison to historical results.

Note 17: Commitments, Credit Risk and Contingencies

The Bank grants commercial, residential and consumer loans to customers located primarily in LaSalle County, Illinois. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in this county.

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At June 30, 2023, the Bank had granted unused lines of credit to borrowers aggregating approximately $1,987 and $740 for commercial lines and open-end consumer lines, respectively. At December 31, 2022, the Bank had granted unused lines of credit to borrowers aggregating approximately $2,008 and $931 for commercial lines and open-end consumer lines, respectively.

Note 18: Government Assistance

On October 31, 2012 the Bank entered into a settlement agreement on the foreclosure of the Country Aire Subdivision in LaSalle, IL whereby the Bank assumed the rights and responsibility as the developer of this subdivision. This subdivision was granted a Tax Incremental Financing (TIF) district by the City of LaSalle in 2004. The previous developer did not complete the terms of the TIF agreement, thus the Bank entered into an agreement with the City of LaSalle to meet the requirements of the TIF agreement and then receive the incentives upon completion of all terms of the agreement. The City of LaSalle accepted the subdivision on October 25, 2016. Because the incentives are based on the incremental taxes generated from the sale of the lots and the building of homes the Bank continued to market and sell lots with the final contract in 2019. At December 31, 2019 the Bank had met all the requirements and had all lots sold therefore a TIF receivable was recorded for the estimated value of funds to be received from the City of Lasalle over the remaining term of the TIF district. Each year end the Bank evaluates the TIF receivable based on the 3rd party TIF administrator’s estimated value of homes, their incremental taxes and the developer’s share of the incremental taxes. The receivable for these funds are included in Other Assets on the Consolidated Balance Sheets and changes to the valuation are adjusted through Other Non-interest Income on the Consolidated Statements of Income.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying consolidated financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this report and in the Company’s definitive prospectus dated August 11, 2023, as filed with the Securities and Exchange Commission on August 21, 2023.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “intend,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan portfolio; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not undertake any obligation to update any forward-looking statements after the date of this report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, which are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan and lease losses;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and in the conditions of the residential real estate, commercial real estate, and agricultural real estate markets;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of our financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments within our loan portfolio;

●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by applicable law or regulation, the Company assumes no obligation and disclaims any obligation to update any forward-looking statements.

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allowances. The specific percentage allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Determining the proper valuation allowance for deferred taxes is critical in properly valuing the deferred tax asset and the related recognition of income tax expense or benefit. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Peru Federal estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. For a detailed description of the fair values measured at each level of the fair value hierarchy and the methodology we use, see note 16 of the notes to consolidated financial statements.

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total Assets. Total assets increased $10.6 million, or 6.1%, from $174.1 million at December 31, 2022 to $184.7 million at June 30, 2023. The increase was primarily comprised of an increase in cash and cash equivalents of $10.5 million and an increase of $5.6 million in held-to-maturity investment securities, which were partially offset by a decrease in available-for-sale investment securities of $4.2 million and a decrease in net loans of $2.0 million.

Cash and Due from Banks. Cash and due from banks increased by $10.5 million, or 83.3%, to $23.1 million at June 30, 2023 compared to $12.6 million at December 31, 2022. This increase was primarily due to an increase of deposits and paydown of loan balances.

Available-for-Sale Investment Securities. Available-for-sale investment securities decreased by $4.2 million, or 6.6%, to $59.1 million at June 30, 2023 from $63.3 million at December 31, 2022. The decline was a result of principal payments on mortgage-backed securities and collateralized mortgage obligation securities and maturities. There were no purchases of available-for-sale securities during the quarter ended June 30, 2023. The market value adjustment on available-for-sale investment securities decreased by $271,000 during the quarter ended June 30, 2023 due to rising market interest rates.

Held-to-Maturity Investment Securities. Held-to-maturity investment securities increased by $5.6 million, or 180.7%, from $3.1 million at December 31, 2022 to $8.7 million at June 30, 2023, due to purchases of certificates of deposits during the six months ended June 30, 2023, with an average yield of 4.88% and a duration of 3.18 years.

Loans, Net. Loans, net, decreased $2.0 million, or 2.4%, to $82.9 million at June 30, 2023 compared to $84.9 million at December 31, 2022. One- to four-family residential mortgage loans decreased $752,000, or 1.23%, from $61.1 million at December 31, 2022 to $60.4 million at June 30, 2023. Commercial real estate loans decreased $2.4 million, or 14.6%, from $16.4 million at December 31, 2022 to $14.0 million at June 30, 2023. Multifamily real estate loans increased $114,000, or 7.6%, from $1.5 million at December 31, 2022 to $1.6 million at June 30, 2023. Construction and land development loans increased by $18,000, or 1.2%, from $1.5 million at December 31, 2022 to $1.5 million at June 30, 2023. Commercial loans increased $884,000, or 42.1%, from $2.1 million at December 31, 2022 to $3.0 million at June 30, 2023. Consumer loans increased $135,000, or 4.8%, from $2.8 million at December 31, 2022 to $2.9 million at June 30, 2023.

During the six months ended June 30, 2023, Peru Federal originated $6.3 million in loans represented by $1.0 million in one- to four-family residential mortgage loans, $1.3 million in commercial real estate loans, $1.5 million in construction and land development loans, $1.4 million in commercial loans and $1.1 million in consumer loans. Overall, loan demand was down during the quarter and the decline in balances are primarily due to normal loan paydowns.

Deposits. Deposits increased $10.1 million, or 6.6%, from $152.7 million at December 31, 2022 to $162.8 million at June 30, 2023. Non-maturity deposits declined $1.2 million while time deposits increased by $11.3 million as a result of increased market interest rates. The majority of the time deposit increase were into certificates of deposit with maturities of less than one year.

Total Equity Capital. Total equity capital was $20.3 million at June 30, 2023, an increase of $188,000 or 0.9%, from $20.1 million at December 31, 2022. The increase is a result net income from operations offset by a decrease in accumulated other comprehensive income of $194,000. Effective January 1, 2023, Peru Federal adopted the ASU 2016-13 Current Expected Credit Losses (CECL) standard resulting in an increase to the allowance for loan losses of $55,000. This adjustment, net of tax, resulted in a negative adjustment of $40,000 to retained earnings.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects are immaterial. Average balances are daily average balances. Non-accrual loans are included in average balances only. Average yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan fees/costs are immaterial.

	At
	June 30,	For the Three Months Ended June 30,
	2023	2023			2022
	Weighted	Average			Average
	Average	Outstanding		Average	Outstanding		Average
	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

		(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	5.07%	$21,067	$235	4.46%	$18,187	$26	0.57%
Available-for-sale debt securities	2.49	60,320	370	2.45	71,647	261	1.46
Held-to-maturity debt securities	4.17	6,385	64	4.01	2,776	14	2.03
Equity securities	—	89	—	—	114	—	—
Loans, net	4.29	82,797	911	4.40	82,648	809	3.92
Federal Home Loan Bank stock	—	347	3	3.58	347	3	3.14
Total interest-earning assets	3.77%	171,005	1,583	3.70%	175,719	1,113	2.53%
Noninterest-earning assets		10,072			9,136
Total assets		$181,077			$184,855

Interest-bearing liabilities:
Regular savings deposits	0.09%	$34,519	$17	0.20%	$38,766	$18	0.19%
NOW savings deposits	0.34	22,765	11	0.18	28,264	6	0.09
Money market deposits	1.24	25,440	74	1.16	30,982	18	0.23
Time deposits	2.51	58,160	341	2.34	44,970	76	0.67
Total interest-bearing deposits	1.34%	140,884	443	1.26%	142,982	118	0.33%
Federal Home Loan Bank advances	—	—	—	—	2,151	—	—
Other interest-bearing liabilities	—	—	—	—	—	—	—
Total interest-bearing liabilities	1.34%	140,884	443	1.26%	145,133	118	0.33%
Noninterest-bearing demand deposits	—	18,446			17,783
Other noninterest-bearing liabilities	—	1,424			1,210
Total liabilities	—	160,754			164,126
Total equity capital	—	20,323			20,729
Total liabilities and equity capital	—	$181,077			$184,855
Net interest income			$1,140			$995
Net interest rate spread (1)	2.43%			2.44%			2.20%
Net interest-earning assets (2)		$30,121			$30,586
Net interest margin (3)				2.67%			2.26%
Average interest-earning assets to interest-bearing liabilities		121.38%			121.07%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Three Months Ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$4	$205	$209
Available-for-sale debt securities	(41)	150	109
Held-to-maturity debt securities	18	32	50
Equity securities	—	—	—
Loans, net	2	100	102
Federal Home Loan Bank stock	—	—	—
Total interest-earning assets	(17)	487	470

Interest-bearing liabilities:
Regular savings deposits	(2)	1	(1)
NOW savings deposits	(1)	6	5
Money market deposits	(3)	59	56
Time deposits	22	243	265
Total deposits	16	309	325
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	16	309	325

Change in net interest income	$(33)	$178	$145

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

General. Net income for the three months ended June 30, 2023 was $209,000, a decrease of $61,000, or 22.6%, compared to $270,000 for the three months ended June 30, 2022. Additional one-time noninterest expenses were incurred during the three months ended June 30, 2023 that were not incurred during the prior year period.

Interest Income. Interest income for the three months ended June 30, 2023 increased by $469,000, or 42.6%, from $1.1 million for the three months ended June 30, 2022 to $1.6 million for the three months ended June 30, 2023. This increase is a result of a 12.5% increase in loan interest and fees, a 57.8% increase in interest from investments, and an 803.85% increase in interest on cash and cash equivalents.

The average balance of loans during the three months ended June 30, 2023, increased by $149,000, or 0.2%, from the average balance for the three months ended June 30, 2022, while the average yield on loans increased to 4.40% for the three months ended June 30, 2023, from 3.92% for the three months ended June 30, 2022. The increase in average yield on loans was due to the rising interest rate environment.

The average balance of available-for-sale debt securities decreased by $11.3 million, or 15.8%, to $60.3 million for the three months ended June 30, 2023, from $71.6 million for the three months ended June 30, 2022, while the average yield on available-for-sale debt securities increased to 2.45% for the three months ended June 30, 2023, from 1.46% for the three months ended June 30, 2022. This increase in yield resulted from the rising interest rate environment.

The average balance of held-to-maturity debt securities increased by $3.6 million, or 128.6%, to $6.4 million for the three months ended June 30, 2023, from $2.8 million for the three months ended June 30, 2022, while the average yield on held-to-maturity debt securities increased to 4.01% for the three months ended June 30, 2023, from 2.03% for the three months ended June 30, 2022. This increase in yield resulted from the rising interest rate environment.

Interest Expense. Interest expense for the three months ended June 30, 2023 increased $325,000, or 275.4%, to $443,000 for the three months ended June 30, 2023 from $118,000 for the three months ended June 30, 2022. This increase is a result of the rising rate environment and consumer shift from transactional accounts to higher cost time deposits.

The average balance of regular savings deposits decreased by $4.3 million, or 11.1%, to $34.5 million for the three months ended June 30, 2023, from $38.8 million for the three months ended June 30, 2022, while the average rate on regular savings deposits increased from 0.19% for the three months ended June 30, 2022, to 0.20% for the three months ended June 30, 2023.

The average balance of NOW savings deposits decreased by $5.5 million, or 19.4%, to $22.8 million for the three months ended June 30, 2023, from $28.3 million for the three months ended June 30, 2022, while the average rate on NOW savings deposits increased to 0.18% for the three months ended June 30, 2023, from 0.09% for the three months ended June 30, 2022. This increase in rate resulted from the rising interest rate environment.

The average balance of money market deposits decreased by $5.6 million, or 18.1%, to $25.4 million for the three months ended June 30, 2023, from $31.0 million for the three months ended June 30, 2022, while the average rate on money market deposits increased to 1.16% for the three months ended June 30, 2023, from 0.23% for the three months ended June 30, 2022. This increase in rate resulted from the rising interest rate environment.

The average balance of time deposits increased by $13.2 million, or 29.3%, to $58.2 million for the three months ended June 30, 2023, from $45.0 million for the three months ended June 30, 2022, while the average rate on time deposits increased to 2.34% for the three months ended June 30, 2023, from 0.67% for the three months ended June 30, 2022. This increase in rate resulted from the rising interest rate environment.

Net Interest Income. Net interest income for the three months ended June 30, 2023 was $1.1 million, an increase of $145,000, or 14.6%, from the $995,000 for the three months ended June 30, 2022. The increase was due to an increase in net interest rate spread to 2.44% for the three months ended June 30, 2023, from 2.20% for the three months ended June 30, 2022, while average net interest earning assets decreased by $500,000, or 1.6%, to $30.1 million for the three months ended June 30, 2023, from $30.6 million for the three months ended June 30, 2022.

Provision (Credit) for Loan Losses. The provision for loan losses for the three months ended June 30, 2023, was $7,000 compared to $(31,000) for the three months ended June 30, 2022. The allowance for loan losses was $587,000, or 0.70% of total loans, at June 30, 2023, compared to $572,000, or 0.68% of total loans, at June 30, 2022.

Noninterest Income. Noninterest income increased $5,000, or 3.3%, to $157,000 for the three months ended June 30, 2023, compared to $152,000 for the three months ended June 30, 2022. Customer service fee income increased $6,000 while loan servicing income declined by $2,000.

Noninterest Expense. Noninterest expense increased $198,000, or 23.5%, to $1.0 million for the three months ended June 30, 2023, from $844,000 for the three months ended June 30, 2022. During the three months ended June 30, 2023, salaries and benefits increased $176,000, of which $150,000 was paid to executive officers into their deferred compensation plan.

Provision for Income Taxes. The provision for income taxes decreased $25,000, or 39.1%, to $39,000 for the three months ended June 30, 2023, compared to $64,000 for the three months ended June 30, 2022. The decrease was a primarily due to a $87,000, or 26.0%, decrease in pretax income as well adjustments to deferred taxes related to unrealized losses on available-for-sale securities.

Average Balances and Yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects are immaterial. Average balances are calculated using daily average balances. Non-accrual loans are included in average balances only. Average yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan fees/costs are immaterial.

	At
	June 30,	For the Six Months Ended June 30,
	2023	2023			2022
	Weighted	Average			Average
	Average	Outstanding		Average	Outstanding		Average
	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

		(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	5.07%	$18,220	$383	4.20%	$20,861	$31	0.29%
Available-for-sale debt securities	2.49	61,341	746	2.43	71,432	539	1.51
Held-to-maturity debt securities	4.17	4,952	91	3.68	2,860	36	2.53
Equity securities	—	89	3	3.38	113	2	1.77
Loans, net	4.29	83,548	1,770	4.24	81,999	1,596	3.89
Federal Home Loan Bank stock	—	347	6	3.56	338	5	3.13
Total interest-earning assets	3.77%	168,497	2,999	3.56%	177,603	2,209	2.49%
Noninterest-earning assets		9,812			8,632
Total assets		$178,309			$186,235

Interest-bearing liabilities:
Regular savings deposits	0.09%	$35,021	$35	0.20%	$37,967	$36	0.19%
NOW savings deposits	0.34	22,594	20	0.18	27,845	12	0.09
Money market deposits	1.24	26,375	145	1.10	30,143	34	0.23
Time deposits	2.51	55,025	560	2.04	45,616	156	0.69
Total interest-bearing deposits	1.34%	139,015	760	1.09%	141,571	238	0.34%
Federal Home Loan Bank advances	—	—	—	—	3,564	—	—
Other interest-bearing liabilities	—	—	—	—	—	—	—
Total interest-bearing liabilities	1.34%	139,015	760	1.09%	145,135	238	0.33%
Noninterest-bearing demand deposits	—	17,695			18,065
Other noninterest-bearing liabilities	—	1,308			1,221
Total liabilities	—	158,018			164,421
Total equity capital	—	20,291			21,814
Total liabilities and equity capital	—	$178,309			$186,235
Net interest income			$2,239			$1,971
Net interest rate spread (1)	2.43%			2.47%			2.16%
Net interest-earning assets (2)		$29,482			$32,468
Net interest margin (3)				2.66%			2.22%
Average interest-earning assets to interest-bearing liabilities		121.21%			122.37%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(4)	$356	$352
Available-for-sale debt securities	(76)	283	207
Held-to-maturity debt securities	26	29	55
Equity securities	—	1	1
Loans, net	30	144	174
Federal Home Loan Bank stock	—	1	1
Total interest-earning assets	(24)	814	790

Interest-bearing liabilities:
Regular savings deposits	(3)	2	(1)
NOW savings deposits	(2)	10	8
Money market deposits	(4)	115	111
Time deposits	32	372	404
Total deposits	23	499	522
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	23	499	522

Change in net interest income	$(47)	$315	$268

Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022

General. Net income for the six months ended June 30, 2023 was $422,000, a decrease of $54,000, or 11.3%, compared to $476,000 for the six months ended June 30, 2022. Additional one-time noninterest expenses were incurred during the six months ended June 30, 2023 that we not incurred during the prior year period.

Interest Income. Interest income for the six months ended June 30, 2023 increased by $790,000, or 35.9%, from $2.2 million for the six months ended June 30, 2022 to $3.0 million for the six months ended June 30, 2023. This increase is a result of a 10.9% increase in loan interest and fees, a 45.6% increase in interest from investments, and a 1,135.5% increase in interest on cash and cash equivalents.

The average balance of loans during the six months ended June 30, 2023, increased by $1.5 million, or 18.9%, from the average balance for the six months ended June 30, 2022, while the average yield on loans increased to 4.24% for the six months ended June 30, 2023, from 3.89% for the six months ended June 30, 2022. The increase in average yield on loans was due to the increasing interest rate environment.

The average balance of available-for-sale debt securities decreased by $10.1 million, or 14.1%, to $61.3 million for the six months ended June 30, 2023, from $71.4 million for the six months ended June 30, 2022, while the average yield on available-for-sale debt securities increased to 2.43% for the six months ended June 30, 2023, from 1.51% for the six months ended June 30, 2022. This increase in yield resulted from the rising interest rate environment.

The average balance of held-to-maturity debt securities increased by $2.1 million, or 72.4%, to $5.0 million for the six months ended June 30, 2023, from $2.9 million for the six months ended June 30, 2022, while the average yield on held-to-maturity debt securities increased to 3.68% for the six months ended June 30, 2023, from 2.53% for the six months ended June 30, 2022. This increase in yield resulted from the rising interest rate environment.

Interest Expense. Interest expense increased $522,000, or 219.3%, to $760,000 for the six months ended June 30, 2023, from $238,000 for the six months ended June 30, 2022. This increase is a result of the rising interest rate environment and consumer shift from transactional accounts to higher cost time deposits.

The average balance of regular savings deposits decreased by $3.0 million, or 7.9%, to $35.0 million for the six months ended June 30, 2023, from $38.0 million for the six months ended June 30, 2022, while the average rate on regular savings deposits increased from 0.19% for the six months ended June 30, 2022, to 0.20% for the six months ended June 30, 2023.

The average balance of NOW savings deposits decreased by $5.2 million, or 18.7%, to $22.6 million for the six months ended June 30, 2023, from $27.8 million for the six months ended June 30, 2022, while the average rate on NOW savings deposits increased to 0.18% for the six months ended June 30, 2023, from 0.09% for the six months ended June 30, 2022. This increase in rate resulted from the rising interest rate environment.

The average balance of money market deposits decreased by $3.7 million, or 12.3%, to $26.4 million for the six months ended June 30, 2023, from $30.1 million for the six months ended June 30, 2022, while the average rate on money market deposits increased to 1.10% for the six months ended June 30, 2023, from 0.23% for the six months ended June 30, 2022. This increase in rate resulted from the rising interest rate environment.

The average balance of time deposits increased by $9.4 million, or 20.6%, to $55.0 million for the six months ended June 30, 2023, from $45.6 million for the six months ended June 30, 2022, while the average rate on time deposits increased to 2.04% for the six months ended June 30, 2023, from 0.69% for the six months ended June 30, 2022. This increase in rate resulted from the rising interest rate environment.

Net Interest Income. Net interest income was $2.2 million for the six months ended June 30, 2023, an increase of $268,000, or 13.4%, from $2.0 million for the six months ended June 30, 2022. The increase was due to an increase in net interest rate spread to 2.47% for the six months ended June 30, 2023, from 2.16% for the six months ended June 30, 2022, while average net interest earning assets decreased by $3.0 million, or 9.2%, to $29.5 million for the six months ended June 30, 2023, from $32.5 million for the six months ended June 30, 2022.

Provision (Credit) for Loan Losses. The provision for loan losses was $12,000 for the six months ended June 30, 2023, compared to $6,000 for the six months ended June 30, 2022. The allowance for loan losses was $587,000, or 0.70% of total loans, at June 30, 2023, compared to $572,000, or 0.68% of total loans, at June 30, 2022.

Noninterest Income. Noninterest income increased $1,000, or 0.3%, to $306,000 for the six months ended June 30, 2023, compared to $305,000 for the six months ended June 30, 2022. Customer service fee income increased $18,000 while realized gain on loan sales declined by $16,000.

Noninterest Expense. Noninterest expense increased $340,000, or 20.0%, to $2.0 million for the six months ended June 30, 2023, from $1.7 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, salaries and benefits increased $215,000, of which $150,000 was paid to executive officers into their deferred compensation plan. Occupancy expense increased $11,000, or 9.6%, due to IT-related costs, data processing costs increased $23,000, or 9.7%, professional fees increased $61,000 due to additional fees incurred as a result of Peru Federal’s audit being completed to meet Public Company Accounting Oversight Board standards, and other non-interest expenses increased due to a $25,000 charitable donation made to a local not-for-profit organization.

Provision (Credit) for Income Taxes. The provision for income taxes decrease $23,000, or 21.1%, to $86,000 for the six months ended June 30, 2023 compared to $109,000 for the six months ended June 30, 2022. The decrease was a primarily due to a $77,000, or 13.2%, decrease in pretax income as well adjustments to deferred taxes related to unrealized losses on available-for-sale securities.

Loan Matter Requiring Attention

Peru Federal has a $1.3 million participation loan in which the lead bank notified Peru Federal in February 2023 of the borrowers’ deteriorating financial position and consideration of a Chapter 11 bankruptcy. Peru Federal holds two loans, one with a principal balance of approximately $905,000 representing a 9.549% participant interest, secured by commercial real estate, and the other with a principal of approximately $396,000 representing a 25% participant interest, secured by commercial real estate. Once notified of the borrowers’ deteriorating financial position and the potential for a Chapter 11 bankruptcy, Peru Federal moved the two loans to non-accrual status and classified the loans as substandard.

During the quarter ended March 31, 2023, the lead bank notified participant banks that the borrower has entered into a non-disclosure agreement with several larger entities to be acquired. During the quarter ended June 30, 2023, the following updated information has been obtained on these two loans:

Loan 1:

This loan has been paid down to $171,000 as of June 30, 2023. The borrower closed the facility as of June 16, 2023; therefore, Peru Federal’s share of the discounted appraised value of the collateral has been adjusted to $325,000. Given the $171,000 balance owned by Peru Federal in relation to Peru Federal’s share of the appraised value of $325,000, Peru Federal has determined that no reserve is warranted for this loan as of June 30, 2023.

Loan 2:	This loan was repaid in full on June 2, 2023.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from a correspondent bank. At June 30, 2023, we had no borrowings from the Federal Home Loan Bank of Chicago but had the capacity to borrow $44.6 million. At June 30, 2023, we had no borrowings from the correspondent bank but had the capacity to borrow $4.0 million.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets depend on our operating, financing, lending, and investing activities during any given period. For further information, see the consolidated statements of cash flows contained in the consolidated financial statements appearing elsewhere in this report.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the six months ended June 30, 2023, cash flows from operations, investing, and financial activities resulted in a net increase in cash and cash equivalents of $10.5 million. Net cash provided by investing activities amounted to $49,000, primarily due to a decrease in loans of 1.9 million, proceeds from maturities of available-for-sale investment securities of $3.8 million, partially offset by purchases of held-to-maturity investments of $5.6 million. Net cash provided by financing activities amounted to $10.1 million, primarily due to a net increase in certificates of deposit of $11.3 million, partially offset by a net decrease in demand deposits, NOW accounts, money market and savings accounts of $1.2 million. Net cash provided from operating activities amounted to $298,000, primarily due to net income of $422,000, $241,000 from net amortization of premiums and discount from available-for-sale debt securities and $241,000 from the increase in interest payable and other liabilities, partially offset by a decrease in other assets and income tax receivable of $637,000.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At June 30, 2023, Peru Federal was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 13 to the notes to consolidated financial statements appearing elsewhere in this report.

Off-Balance Sheet Arrangements

At June 30, 2023, we had $4.1 million of outstanding commitments to originate loans, $1.0 million of which represents the balance of remaining funds to be disbursed on construction loans in process, $2.0 million in unused commercial line of credit commitments, $740,000 of unfunded home equity loans, $48,000 of unfunded consumer line of credit and $313,000 of commitments to fund new closed-end residential real estate loans. At June 30, 2023, certificates of deposit that are scheduled to mature on or before June 30, 2024 totaled $43.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. All directors participate in discussions during the regular board meetings evaluating the interest rate risk inherent in our assets and liabilities, and the level of risk that is appropriate. These discussions take into consideration our business strategy, operating environment, capital, liquidity and performance objectives consistent with the policy and guidelines approved by them.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we are using to manage interest rate risk are:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;
●	maintaining a high level of liquidity;
●	growing our core deposit accounts;
●	managing our investment securities portfolio so as to reduce the average maturity and effective life of the portfolio; and
●	continuing to diversify our loan portfolio by adding more commercial real estate loans and commercial loans, which typically have shorter maturities and/or balloon payments.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

We have not engaged in hedging activities, such as engaging in futures or options. We do not anticipate entering into similar transactions in the future.

Economic Value of Equity. We compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200, 300 and 400 basis point increments or decreases instantaneously by 100 or 200 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, as of June 30, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2023
		Estimated Increase (Decrease) in		EVE as a Percentage of Present
		EVE		Value of Assets (3)
					Increase
Change in Interest	Estimated				(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)

	(Dollars in thousands)
400	$28,088	$(14,550)	(34.12)%	18.380%	(555)
300	31,590	(11,048)	(25.91)	19.910	(402)
200	35,483	(7,155)	(16.78)	21.500	(243)
100	39,228	(3,410)	(8.00)	22.900	(103)
Level	42,638	—	—	23.930	—
(100)	44,420	(1,782)	4.180	24.160	23
(200)	44,979	(2,341)	5.490	23.810	(12)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Change in Net Interest Income. The following table sets forth, at June 30, 2023, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2023
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
	(Dollars in thousands)
400	$4,835	0.39%
300	4,816	—%
200	4,814	(0.04)%
100	4,816	—%
Level	4,816	—%
(100)	4,827	0.23%
(200)	4,944	2.66%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in EVE and NII require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For instance, the EVE and NII tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. However, the shape of the yield curve changes constantly and the value and pricing of our assets and liabilities, including our deposits, may not closely correlate with changes in market interest rates. Accordingly, although the EVE and NII tables may provide an indication of our interest rate risk exposure at a particular point in time and in the context of a particular yield curve, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and NII and will differ from actual results.

EVE and net interest NII calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” is incorporated in this Item 3 by reference.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not subject to any pending legal proceedings. The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of PFS Bancorp, Inc. (1)

3.2	Bylaws of PFS Bancorp, Inc. (2)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended June 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S 1, as amended (Commission File No. 333 270452), initially filed on March 10, 2023.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S 1, as amended (Commission File No. 333 270452), initially filed on March 10, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

a	r
PFS BANCORP, INC.

Date: September 25, 2023
Eric J. Heagy
President, Chief Executive Officer
and Chief Financial Officer