Form 10-Q
period 2023-09-30
PFS Bancorp, Inc.
filed 2023-11-09
CIK 1967656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000-56602

PFS Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	92-2956265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1730 Fourth Street, Peru, Illinois	61354
(Address of Principal Executive Offices)	(Zip Code)

(815) 223-4300

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	PFSB	OTC

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

1,725,000 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 8, 2023.

PFS Bancorp, Inc.

Form 10-Q

EXPLANATORY NOTE

PFS Bancorp, Inc. (the “Company,” “we” or “us”) was incorporated on February 23, 2023, to serve as the savings and loan holding company for Peru Federal Savings Bank (“Peru Federal” or the “Bank”) in connection with the Bank’s proposed conversion from the mutual form of organization to the stock form of organization. As of September 30, 2023, the conversion had not been completed and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, financial statements, and related notes, and other financial information included in this report relates primarily to the Bank.

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

Peru Federal Savings Bank

Consolidated Balance Sheets

September 30, 2023 (Unaudited) and December 31, 2022

(In thousands)

	September 30,	December 31,
	2023	2022
Assets
Cash and cash equivalents — cash and due from bank	$35,776	$12,651
Available-for-sale debt securities	56,309	63,329
Held-to-maturity debt securities	9,457	3,146
Equity securities	100	88
Loans, net of allowance for credit/loan losses of $651 and $543 at September 30, 2023 and December 31, 2022	88,582	84,916
Premises and equipment, net of accumulated depreciation of $2,716 and $2,608 at September 30, 2023 and December 31, 2022	2,066	2,150
Federal Home Loan Bank stock	347	347
Interest receivable	511	592
Cash surrender value of bank-owned life insurance	3,852	3,783
Deferred income taxes	2,392	1,956
Mortgage servicing rights	315	315
Income tax receivable	30	98
Other	2,204	763

Total assets	$201,941	$174,134

Liabilities and Equity Capital

Liabilities
Deposits
Demand	$40,358	$17,248
Savings, NOW and money market	76,555	87,120
Time	63,367	48,339

Total deposits	180,280	152,707
Deferred compensation	890	687
Income tax payable	201	—
Interest payable and other liabilities	677	601

Total liabilities	182,048	153,995

Equity Capital
Retained earnings	24,510	23,828
Accumulated other comprehensive income (loss)	(4,617)	(3,689)

Total equity capital	19,893	20,139

Total liabilities and equity capital	$201,941	$174,134

See Notes to Consolidated Financial Statements

Peru Federal Savings Bank

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

(In Thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Interest and Dividend Income
Loans, including fees	$963	$833	$2,733	$2,430
Debt securities
Taxable	241	220	747	539
Tax-exempt	124	133	371	367
Dividends	5	3	14	10
Other	345	70	811	123

Total interest and dividend income	1,678	1,259	4,676	3,469

Interest Expense
Deposits	517	164	1,276	403

Net Interest Income	1,161	1,095	3,400	3,066

Provision for Credit Losses	71	65	83	71

Net Interest Income After Provision for Credit Losses	1,090	1,030	3,317	2,995

Noninterest Income
Commission income	5	12	14	24
Customer service fees	108	94	300	268
Net realized gain on loan sales	2	2	6	22
Loan servicing fees	19	20	56	59
Other	49	24	113	84

Total noninterest income	183	152	489	457

Noninterest Expense
Salaries and employee benefits	510	482	1,683	1,440
Occupancy	64	60	195	180
Depreciation	38	36	112	109
Data processing	137	124	401	365
Professional fees	34	25	143	74
Marketing	37	33	123	105
Printing and office supplies	17	16	55	49
Foreclosed assets, net	3	—	4	—
Deposit insurance premiums	36	34	103	104
Other	27	35	109	104

Total noninterest expense	903	845	2,928	2,530

Income Before Income Taxes	370	337	878	922

Provision for Income Taxes	70	78	156	187

Net Income	$300	$259	$722	$735

See Notes to Consolidated Financial Statements

Peru Federal Savings Bank

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

(In Thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net Income	$300	$259	$722	$735

Other Comprehensive Income (Loss)
Unrealized losses on available-for-sale debt securities, net of taxes of $(293) and $(277) the three months ended September 30, 2023 and 2022, respectively and $(371) and $(1,933) for the nine months ended September 30, 2023 and 2022, respectively	(734)	(695)	(928)	(4,850)

Other comprehensive income (loss)	(734)	(695)	(928)	(4,850)

Comprehensive Income (Loss)	$(434)	$(436)	$(206)	$(4,115)

See Notes to Consolidated Financial Statements

Peru Federal Savings Bank

Consolidated Statements of Equity Capital

For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

(In Thousands)

For the three months ended September 30:

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (loss)	Total
Balance, June 30, 2022	$23,473	$(3,712)	$19,761

Net income	259	—	259
Other comprehensive loss	—	(695)	(695)
Balance, September 30, 2022	23,732	(4,407)	19,325

Balance, June 30, 2023	$24,210	$(3,883)	$20,327

Net income	300	—	300
Other comprehensive loss	—	(734)	(734)

Balance, September 30, 2023	$24,510	$(4,617)	$19,893

For the nine months ended September 30, 2023

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (loss)	Total
Balance, December 31, 2021	$22,997	$443	$23,440

Net income	735	—	735
Other comprehensive loss	—	(4,850)	(4,850)
Balance, September 30, 2022	23,732	(4,407)	19,325

Balance, December 31, 2022	$23,828	$(3,689)	$20,139

Net income	722	—	722
Adoption of ASC No. 2016-13, Financial Instruments-Credit Losses (Topic 326), net of taxes of $15.	(40)	—	(40)
Other comprehensive loss	—	(928)	(928)

Balance, September 30, 2023	$24,510	$(4,617)	$19,893

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In Thousands)

	2023	2022
Operating Activities
Net income	$722	$735
Items not requiring (providing) cash
Depreciation	112	109
Provision for credit losses	83	71
Amortization of premiums and discounts on available-for-sale debt securities	352	743
Deferred income taxes	(51)	(23)
Change in fair value of equity securities	(12)	(9)
Net realized gain on loan sales	(6)	—
Loss on sale of premises and equipment	4	—
Earnings on cash surrender value of life insurance	(69)	(65)
Changes in		—
Interest receivable	81	(13)
Other assets and income tax receivable	(1,377)	(58)
Interest payable and other liabilities	480	41
Net cash provided by operating activities	319	1,531

Investing Activities
Purchases of available-for-sale debt securities	—	(12,433)
Proceeds from maturities of available-for-sale debt securities	5,378	10,835
Purchase of held-to-maturity debt securities	(6,850)	(494)
Proceeds from maturities of held-to-maturity debt securities	535	811
Net change in loans	(3,798)	(4,028)
Purchase of premises and equipment	(32)	(24)
Purchase of FHLB stock	—	(17)
Net cash used in investing activities	(4,767)	(5,350)

Financing Activities
Net increase (decrease) in demand deposits, money market,
NOW and savings accounts	15,028	(932)
Net decrease in certificates of deposit	12,545	566
Repayment of Federal Home Loan Bank advance	—	(5,000)
Net cash provided by (used in) financing activities	27,573	(5,366)
Increase (Decrease) in Cash and Cash Equivalents	23,125	(9,185)
Cash and Cash Equivalents, Beginning of Year	12,651	21,542
Cash and Cash Equivalents, End of Year	$35,776	$12,357
Supplemental Cash Flows Information
Interest paid	$1,295	$388
Income taxes paid	$(24)	$231

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

Cash Equivalents

The Bank considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2023 and December 31, 2022, cash equivalents consisted of due from bank accounts.

At September 30, 2023 and December 31, 2022, the Bank’s cash accounts exceeded federally insured limits by $2,790 and $1,869, respectively.

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

Commercial: The commercial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Commercial business loans also include Small Business Administration (SBA) Paycheck Protection Program (PPP) loans which are covered by a 100% government guaranty. As of September 30, 2023 and December 31, 2022, the Bank had PPP loans outstanding that totaled $0 and $0, respectively.

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

Legal Contingencies

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

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Note 3:  Debt Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of debt securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
September 30, 2023:
U.S Government and federal agencies	$5,574	$—	$(338)	$5,236
Mortgage-backed:
Government sponsored enterprises (GSEs)- residential	36,813	10	(4,679)	32,144
State and political subdivisions	20,378	2	(1,451)	18,929

	$62,765	$12	$(6,468)	$56,309

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2022:
U.S Government and federal agencies	$5,532	$—	$(205)	$5,327
Mortgage-backed:
Government sponsored enterprises (GSEs)- residential	42,224	4	(4,004)	38,224
State and political subdivisions	20,730	12	(964)	19,778

	$68,486	$16	$(5,173)	$63,329

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Debt Securities:
September 30, 2023
U.S Government and Federal agencies	$881	$—	$(164)	$717
Mortgage-backed:
GSE residential	—	—	—	—
Certificates of Deposit	8,576	29	(30)	8,575

	$9,457	$29	$(194)	$9,292

Held-to-maturity Debt Securities:
December 31, 2022
U.S Government and Federal agencies	$917	$—	$(143)	$774
Mortgage-backed:
GSE residential	5	—	—	5
Certificates of Deposit	2,224	—	(31)	2,193

	$3,146	$—	$(174)	$2,972

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

The amortized cost and fair value of available-for-sale securities and held-to-maturity debt securities at September 30, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$435	$433	$1,228	$1,221
One to five years	7,686	7,255	7,348	7,354
Five to ten years	9,275	8,616	—	—
After ten years	8,556	7,861	—	—
	25,952	24,165	8,576	8,575
Mortgage-backed securities	36,813	32,144	881	717

Totals	$62,765	$56,309	$9,457	$9,292

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $11,774 at September 30, 2023 and $11,580 at December 31, 2022.

There were no sales of securities for the three and nine months ended September 30, 2023 and 2022.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2023 and December 31, 2022, was $55,486 and $58,764. At September 30, 2023, 259 debt securities have unrealized losses with aggregate depreciation of 9.5% from the Bank’s amortized cost basis. At December 31, 2022, 243 debt securities have unrealized losses with aggregate depreciation of 8.2% from the Bank’s amortized cost basis. These unrealized losses relate principally to the changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of the underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

Management has evaluated the Bank’s held-to-maturities securities unrealized losses and have concluded that no anticipated credit losses are expected and therefore no reserve for losses related to held-to-maturity securities has been included in the banks allowance for credit losses.

The following table shows the Bank’s investments’ gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

time that individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$2,127	$(106)	$3,109	$(232)	$5,236	$(338)
State and political subdivisions	9,540	(309)	9,254	(1,142)	18,794	(1,451)
Mortgage backed securities-GSE residential	937	(14)	30,519	(4,665)	31,456	(4,679)
Total temporarily impaired AFS securities	$12,604	$(429)	$42,882	$(6,039)	$55,486	$(6,468)
Held-to-maturity Debt
(HTM) Securities:
Certificates of Deposit	$2,923	$(16)	1,219	(14)	$4,142	$(30)
U.S. Government and federal agencies	—	—	$717	$(164)	$717	$(164)
Total temporarily impaired HTM securities	$2,923	$(16)	$1,936	$(178)	$4,859	$(194)
Total temporarily impaired securities	$15,527	$(445)	$44,818	$(6,217)	$60,345	$(6,662)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$5,327	$(205)	$—	$—	$5,327	$(205)
State and political subdivisions	14,182	(720)	1,522	(244)	15,704	(964)
Mortgage backed securities-GSE residential	17,308	(1,155)	20,425	(2,849)	37,733	(4,004)
Total temporarily impaired AFS securities	$36,817	$(2,080)	$21,947	$(3,093)	$58,764	$(5,173)
Held-to-maturity Debt
(HTM) Securities:
Certificates of Deposit	$1,700	$(31)	—	—	$1,700	$(31)
U.S. Government and federal agencies	—	—	$774	$(143)	$774	$(143)
Total temporarily impaired HTM securities	$1,700	$(31)	$774	$(143)	$2,474	$(174)
Total temporarily impaired securities	$38,517	$(2,111)	$22,721	$(3,236)	$61,238	$(5,347)

Note 4:    Equity Securities

Equity securities comprised the following as of September 30, 2023 and December 31, 2022 and are included in the consolidated balance sheet:

	September 30,	December 31,
	2023	2022
Community Development Corp. Stock	$50	$50
FHLMC Preferred Stock	50	38
Total	$100	$88

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Community Development Corp. Stock is considered an equity security without a readily determinable fair value. The FHLMC Preferred Stock is presented on the balance sheet at fair value. The table below details changes in the carrying amount of the FHLMC Preferred Stock for the nine months ended September 30, 2023 and year ended December 31, 2022.

	September 30,	December 31,
	2023	2022
Net gain and losses recognized during the period on equity securities	$12	$(24)
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—
Unrealized gains and losses recognized during the period on equity securities still held at the reporting date	$12	$(24)

Note 5:    Loans and Allowance for Credit/Loan Losses

Classes of loans at September 30, 2023 and December 31, 2022 include:

	September 30,	December 31,
	2023	2022
Mortgage loans on real estate
Residential 1-4 family	$62,802	$61,125
Commercial	17,296	17,897
Construction and land development	1,625	1,518
Total mortgage loans on real estate	81,723	80,540
Commercial loans	4,582	2,116
Consumer	2,928	2,803
	89,233	85,459
Less
Allowance for credit/loan losses	651	543

Net loans	$88,582	$84,916

Accrued interest on loans totaled $201 and $258 at September 30, 2023 and December 31, 2022, respectively, and is included in accrued interest receivable and other assets on the consolidated balance sheets.

The bank participates in the U.S. Department of Agriculture’s Rural Development Section 502 Guaranteed Loan Program. This program assists approved lenders in providing low- and moderate-income households the opportunity to own adequate, modest, decent, safe and sanitary dwellings as their primary residence in eligible rural areas. Eligible applicants may, purchase, build, rehabilitate, or relocate a dwelling in an eligible rural area with 100% financing. The program provides a 90% loan note guarantee to approved lenders in order to reduce the risk of extending 100% loans to eligible rural homebuyers. As of September 30, 2023 and December 31, 2022, the bank held $2.6 million and $2.5 million respectively, of USDA Guaranteed loans in the Residential 1-4 Family portfolio of loans.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

The following tables present the balance in the allowance for credit/loan losses and the recorded investment in loans based on portfolio segment and impairment method as of September 30, 2023 and December 31, 2022:

	For the Three Months Ended
	September 30, 2023
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$237	$287	$9	$39
Provision charged to expense	7	33	3	20
CECL Adoption Adjustment	—	—	—	—
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$244	$320	$12	$59

Allowance for credit losses for unfunded loan commitments
Balance, beginning of period	$2	$10	$8	$3
Provision charged to expense	(1)	—	8	—
CECL Adoption Adjustment	—	—	—	—
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$1	$10	$16	$3

	For the Three Months Ended
	September 30, 2023 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$15	$587
Provision charged to expense	1	64
CECL Adoption Adjustment	—	—
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$16	$651

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$23
Provision charged to expense	—	7
CECL Adoption Adjustment	—	—
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$30

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

	For the Nine Months Ended
	September 30, 2023
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of year	$262	$218	$11	$36
Provision charged to expense	1	28	(5)	28
CECL Adoption Adjustment	(19)	74	6	(5)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$244	$320	$12	$59

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$—	$—	$—
Provision charged to expense	1	10	16	3
CECL Adoption Adjustment	—	—	—	—
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$1	$10	$16	$3

	For the Nine Months Ended
	September 30, 2023 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$16	$543
Provision charged to expense	1	53
CECL Adoption Adjustment	(1)	55
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$16	$651

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$—
Provision charged to expense	—	30
CECL Adoption Adjustment	—	—
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$30

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

	For the Three Months Ended
	September 30, 2022
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for loan losses:
Balance, beginning of period	$258	$247	$14	$37
Provision charged to expense	1	(16)	(2)	83
Losses charged off	—	—	—	(83)
Recoveries	—	—	—	—
Balance, end of year	$259	$231	$12	$37
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$259	$231	$12	$37

Loans:
Ending balance	$60,655	$18,834	$1,190	$2,079
Ending balance: individually evaluated for impairment	$746	$—	$—	$—
Ending balance: collectively evaluated for impairment	$59,909	$18,834	$1,190	$2,079

	For the Three Months Ended
	September 30, 2022 (Continued)
	Consumer	Total
Allowance for loan losses:
Balance, beginning of period	$16	$572
Provision charged to expense	(1)	65
Losses charged off	—	(83)
Recoveries	—	—
Balance, end of year	$15	$554
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$15	$554

Loans:
Ending balance	$2,602	$85,360
Ending balance: individually evaluated for impairment	$—	$746
Ending balance: collectively evaluated for impairment	$2,602	$84,614

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

	For the Nine Months Ended
	September 30, 2022
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for loan losses:
Balance, beginning of year	$252	$218	$14	$67
Provision charged to expense	8	13	(2)	53
Losses charged off	(1)	—	—	(83)
Recoveries	—	—	—	—
Balance, end of year	$259	$231	$12	$37
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$259	$231	$12	$37

Loans:
Ending balance	$60,655	$18,834	$1,190	$2,079
Ending balance: individually evaluated for impairment	$746	$—	$—	$—
Ending balance: collectively evaluated for impairment	$59,909	$18,834	$1,190	$2,079

	For the Nine Months Ended
	September 30, 2022 (Continued)
	Consumer	Total
Allowance for loan losses:
Balance, beginning of year	$16	$567
Provision charged to expense	(1)	71
Losses charged off	—	(84)
Recoveries	—	—
Balance, end of year	$15	$554
Ending balance: individually evaluated for impairment	$—	$—
Ending balance: collectively evaluated for impairment	$15	$554

Loans:
Ending balance	$2,602	$85,360
Ending balance: individually evaluated for impairment	$—	$746
Ending balance: collectively evaluated for impairment	$2,602	$84,614

The provision for credit losses is determined by the Bank as the amount that is added to ACL accounts to bring the ACL to that, in management's judgement, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Provision for credit losses:
Loans	$64	$65	$53	$71
Unfunded loan commitments	7	-	30	-
Total	$71	$65	$83	$71

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

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

The following tables present the amortized cost basis of our loans by credit quality indicator and origination year, at September 30, 2023:

	September 30, 2023
							Revolving
							Lines of
	2023	2022	2021	2020	2019	Prior	Credit	Total
Pass
Residential 1-4 Family	$5,017	$10,015	$8,358	$16,115	$6,322	$15,551	$801	$62,179
Commercial Real Estate	2,458	4,200	3,698	1,451	1,593	2,506	—	15,906
Construction and Land Development	1,435	—	—	50	—	140	—	1,625
Commercial	2,976	679	396	118	269	144	—	4,582
Consumer	1,107	733	645	279	115	45	4	2,928
Total Pass	$12,993	$15,627	$13,097	$18,013	$8,299	$18,386	$805	$87,220
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	670	—	—	—	—	547	—	1,217
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$670	$—	$—	$—	$—	$547	$—	$1,217
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$40	$583	$—	$623
Commercial Real Estate	—	—	—	—	—	173	—	173
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$40	$756	$—	$796
Total	$13,663	$15,627	$13,097	$18,013	$8,339	$19,689	$805	$89,233

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

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

The following tables presents gross charge-offs of our loans for each portfolio class, by origination year, that occurred during the nine months ended September 30, 2023. Refer to Note 1 for additional information on our charge-off policy.

For the nine months ended September 30, 2023
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

The following tables present the Bank’s loan portfolio aging analysis as of September 30, 2023 and December 31, 2022:

			Greater	2023		Total	Total Loans
	30-59 Days	60-89 Days	Than	Total Past		Loans	> 90 Days &
	Past Due	Past Due	90 Days	Due	Current	Receivable	Accruing
Mortgage loans on real estate:
Residential 1-4 family	$328	$955	$191	$1,474	$61,328	$62,802	$—
Commercial	—	—	—	—	17,296	17,296	—
Construction and land development	—	—	—	—	1,625	1,625	—

Total real estate loans	328	955	191	1,474	80,249	81,723	—

Commercial	41	—	—	41	4,541	4,582	—
Consumer	31	—	3	34	2,894	2,928	—

Total	$400	$955	$194	$1,549	$87,684	$89,233	$—

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

Collateral-Dependent Loans

At September 30, 2023, The Bank held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operations of the collateral. The ACL for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

●	One-to-four family mortgages are primarily secured by first liens on residential real estate.
●	Commercial real estate loans are primarily secured by office and industrial buildings.
●	Commercial and industrial loans are primarily secured by accounts receivables, inventory, and equipment.
●	Home equity loans are primarily secured by titles on automobiles and recreational vehicles.

The table below summarizes collateral dependent loans and the related ACL at September 30, 2023 for which the borrower is experiencing financial difficulty:

	Loans	ACL
Residential Real Estate	$ 622	$ -
Commercial Real Estate	156	-
Construction and Land Development	-	-
Commercial	-	-
Consumer	-	-
Total	$ 778	$ -

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

The following table presents the Bank’s nonaccrual loans at September 30, 2023 and December 31, 2022. This table excludes performing troubled debt restructurings.

	September 30,	December 31,
	2023	2022
Residential 1-4 family	$231	$117
Commercial real estate	156	—
Construction and land development	—	—
Commercial	—	—
Consumer	—	—
Total	$387	$117

The adoption of ASU 2022-02 eliminated troubled debt restructuring (TDR’s) recognition and measurement guidance, as well as all TDR related disclosures. Refer to Note 1 for additional information. TDRs were loan modifications where concessions were granted to borrowers experiencing financial difficulties. The Company did not modify any loans for

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

borrowers that are experiencing financial difficulty and did not have any previous modifications that were made during the past 12 months that experienced a payment default during the three and nine months ended September 30, 2023.

At December 31, 2022, the Bank had loans $506,000 of TDRs, of which $0 was on nonaccrual status. There were no loan modifications that were classified as a TDR during the year ended December 31, 2022.

As of September 30, 2023 and December 31, 2022 the Bank did not have any recorded investment of consumer mortgage loans secured by residential real estate properties for which foreclosure proceedings were in process.

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	September 30,	December 31,
	2023	2022
Land	$732	$732
Buildings and improvements	3,021	3,015
Equipment	1,029	1,011
	4,782	4,758
Less accumulated depreciation	(2,716)	(2,608)
Net premises and equipment	$2,066	$2,150

Note 7: Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $24,514 and $26,519 at September 30, 2023 and December 31, 2022, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the period ended September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Fair value as of the beginning of year	$315	$199
Additions
Servicing obligations that result from asset transfers	—	7
Less loans refinanced	—	(18)
Changes in fair value due to changes in valuation inputs or assumptions	—	127
Fair value at the end of year	$315	$315

The estimated fair value of mortgage servicing rights is determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions, such as discount rates and prepayment speeds based on market data from independent organizations.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Information about the estimated fair value of mortgage servicing rights at September 30, 2023 and December 31, 2022 follows:

	September 30,	December 31,
	2023	2022
Range of discount rates	9.0-11.5%	9.0-11.5%
Range of prepayment speeds	104-356	104-356
Weighted average default rate	1.23%	1.23%

Management did not utilize a valuation model to calculate the fair value of mortgage servicing rights at September 30, 2023 but utilized market information to determine fair value.

Note 8:   Time Deposits

Time deposits in denominations of $250 or more were $13,722 on September 30, 2023 and $7,908 on December 31, 2022.

At September 30, 2023, the scheduled maturities of time deposits are as follows:

2023	$18,354
2024	32,510
2025	5,278
2026	5,344
2027	1,472
Thereafter	409
$63,367

Note 9:   Borrowings

Borrowed funds consist of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Rates	Amount	Rates	Amount
Federal Home Loan Bank (FHLB)
Fixed Rate, fixed term advances	0.00	$—	0.00%	$—

Total	—	$—	—	$—

The Bank has a master contract agreement with the Federal Home Loan Bank that provides for borrowing up to the maximum range of 60-80% of the book value of the Bank’s qualifying loans based on the pledged loan class and range of 90-98% of qualifying investment securities pledged. The FHLB provides both fixed and floating rate advances. Floating rates are based on, but not directly tied to, short-term market rates of interest, such as Secured Overnight Financing Rate (SOFR), federal funds, or treasury bill rates. Advances with call provisions permit the FHLB to request payment beginning on the call date and quarterly thereafter. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity.

At September 30, 2023, the Bank’s available and unused portion of this borrowing agreement totaled approximately $44.8 million. At December 31, 2022, the Bank’s available and unused portion of this borrowing agreement totaled approximately $46.2 million.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

At September 30, 2023, the Bank’s available and unused unsecured line of credit with Banker’s Bank of Wisconsin totaled $4.0 million. At December 31, 2022, the Bank’s available and unused unsecured line of credit with Banker’s Bank of Wisconsin totaled $4.0 million.

Note 10:  Income Taxes

The Bank files income tax returns in the U.S. federal jurisdiction and the State of Illinois. During the years ended December 31, 2022 and 2021, the Bank recognized no interest or penalties.

The provision for income taxes includes these components:

	September 30,	September 30,
	2023	2022
Taxes currently payable	$221	$210
Deferred income taxes	(65)	(23)
Income tax expense	$156	$187

A reconciliation of income tax expense at the statutory rate to the Bank’s actual income tax expense is shown below:

	September 30,	September 30,
	2023	2022
Computed at the statutory rate (21%)	$184	$205
Increase (decrease) resulting from
Tax exempt interest	(72)	(75)
State tax expense	21	20
Increase in cash surrender value	(14)	(14)
Other	37	51
Actual tax expense	$156	$187

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	September 30,	December 31,
	2023	2022
Deferred tax assets
Allowance for loan losses	$194	$155
Deferred compensation	254	196
Other-than-temporary impairment losses	205	205
Unrealized loss on available-for-sale securities	1,839	1,468
Other	79	87
	2,571	2,111
Deferred tax liabilities
Depreciation	(73)	(49)
FHLB stock dividend	(16)	(16)
Unrealized gain on available-for-sale securities	—	—
Mortgage servicing rights	(90)	(90)
	(179)	(155)
Net deferred tax asset (liability)	$2,392	$1,956

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Note 11:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in equity capital, are as follows:

	September 30,	December 31,
	2023	2022
Net unrealized gain (loss) on available-for-sale debt securities	$(6,456)	$(5,157)

Tax effect	1,839	1,468

Net-of-tax amount	$(4,617)	$(3,689)

Note 12:  Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the consolidated statements of income during the nine months ended September 30, 2023 and year ended December 31, 2022 were as follows:

	Amounts	Amounts
	Reclassified	Reclassified
	from AOCI	from AOCI	Affected Line Item in the
	September 30, 2023	December 31, 2022	Statements of Income
Realized losses on available-for-sale debt securities	$—	$(221)	Realized loss on sale of
			available-for-sale debt securities

Tax effect	—	(63)	Tax expense

Net reclassification out of AOCI	$—	$(158)	Net reclassified amount

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

Management believes, as of September 30, 2023 and December 31, 2022, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2022, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the able below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum to Be Well
					Capitalized Under
					Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023:

Leverage ratio (to average assets)	$24,510	13.3%	$7,372	4.0%	$9,215	5.0%
Common Equity Tier 1 (to risk weighted assets)	$24,510	26.2%	$4,206	4.5%	$6,076	6.5%
Tier 1 Capital ratio (to risk weighted assets)	$24,510	26.2%	$5,608	6.0%	$7,478	8.0%
Total Capital (to risk-weighted assets)	$25,191	26.9%	$7,478	8.0%	$9,347	10.0%

As of December 31, 2022:

Leverage ratio (to average assets)	$23,828	13.8%	$6,902	4.0%	$8,627	5.0%
Common Equity Tier 1 (to risk weighted assets)	$23,828	28.1%	$3,820	4.5%	$5,518	6.5%
Tier 1Capital ratio (to risk-weighted assets)	$23,828	28.1%	$5,093	6.0%	$6,791	8.0%
Total Capital (to risk-weighted assets)	$24,371	28.7%	$6,791	8.0%	$8,489	10.0%

The net unrealized gain or loss on available-for-sale securities, net of tax is not included in computing regulatory capital.

Note 14: Related Party Transactions

At September 30, 2023 and December 31, 2022, the Bank had loans outstanding to executive officers, directors, significant shareholders, and their affiliates (related parties), in the amount of $1,086 and $1,195, respectively.

Deposits from related parties held by the Bank at September 30, 2023 and December 31, 2022 totaled $1,006 and $934, respectively.

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

A summary of loans to directors, executive officers, and their affiliates as of September 30, 2023 and December 31, 2022 is as follows:

	September 30,	December 31,
	2023	2022
Beginning balance	$1,195	$1,431
New Loans
Repayments	(109)	(236)

Ending balance	$1,086	$1,195

The Bank’s board approved law firm is Duncan & Brandt, P.C, which is solely owned by the bank’s Vice Chairman Jonathan Brandt. The Bank pays an annual retainer to Duncan & Brandt of $15 and $13 for the three months ended September 30, 2023 and 2022, respectively and $42 and $38 for the nine months ended September 30, 2023 and 2022. In addition to the annual retainer, the firm received various fees for legal services rendered in the normal course of business of

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

$7 and $4 for the three months ended September 30, 2023 and 2022, respectively and $11 and $14 for the nine months ended September 30, 2023 and 2022.

Note 15: Employee Benefits

The Bank has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a percentage of their compensation, up to the maximum allowable by the IRS, with the Bank matching 50 percent of the employee’s contribution on the first 5 percent of the employee’s compensation. Employer contributions charged to expense for the three months ended September 30, 2023 and 2022 were $22 and $20, respectively, and for the nine months ended September 30, 2023 and 2022 were $64 and $58, respectively.

Also, the Bank has deferred compensation agreements with directors. The agreements provide for the payment of benefits at termination or retirement. The charge to expense for the agreements was $9 and $3 for the three months ended September 30, 2023 and 2022, respectively, and $24 and $11 for the nine months ended September 30, 2023 and 2022, respectively. The liability accrued for these plans totaled $890 and $687 at September 30, 2023 and December 31, 2022, respectively.

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

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as impaired loans, may be measured at fair value on a nonrecurring basis.

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2023 or year ended December 31, 2022.

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

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and December 31, 2022.

		Fair Value Measurements Using
		Quoted Prices
		in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023:
Available-for Sale debt securities:
U.S. Government and federal agencies	$5,236	$1,525	$3,711	$—
Mortgage-backed: GSE - residential	32,144	—	32,144	—
State and political Subdivision	18,929	—	18,929	—
Total Available-For-sale debt securities	$56,309	$1,525	$54,784	$—

Equity securities:
FHLMC stock	$50	$50	$—	$—
Mortgage servicing rights	315	—	315	—
Total	$56,674	$1,575	$55,099	$—

December 31, 2022:
Available-for Sale debt securities:
U.S. Government and federal agency	$5,327	$1,523	$3,804	$—
Mortgage-backed: GSE - residential	38,224	—	38,224	—
State and political subdivision	19,778	—	19,778	—
Total Available-for-sale debt securities	$63,329	$1,523	$61,806	$—

Equity securities:
FHLMC Stock	$38	$38	$—	$—
Mortgage servicing rights	315	—	315	—
Total	$63,682	$1,561	$62,121	$—

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

The carrying value and estimated fair value of financial instruments follow:

September 30, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$35,776	$35,776	$—	$—
Available-for-sale securities	56,309	1,525	54,784
Held-to-maturity securities	9,457		9,292
Equity securities	100	50	50
Loans	88,582			80,435
Interest receivable	511	511
Federal Home Loan Bank Stock	347			347
Cash surrender value of bank-owned life insurance	3,852			3,852
Financial liabilities:
Deposits	180,280			147,663
Interest payable	2	2

December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,651	$12,651	$—	$—
Available-for-sale securities	63,329	1,523	61,806
Held-to-maturity securities	3,146		2,972
Equity securities	88	38	50
Loans	84,916			78,986
Interest receivable	592	592
Federal Home Loan Bank Stock	347			347
Cash surrender value of bank-owned life insurance	3,783			3,783
Financial liabilities:
Deposits	152,707			128,989
Interest payable	19	19

Peru Federal Savings Bank

Notes to the Unaudited Consolidated Financial Statements

(dollar amounts in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2023 and December 31, 2022.

Fair Value Measurements Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023:
Impaired loans (collateral dependent)	$—	$—	$—	$—

December 31, 2022:
Impaired loans (collateral dependent)	$—	$—	$—	$—

During the nine months ended September 30, 2023 and 2022, there were no loans that were considered impaired where a specific valuation allowance was needed.

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

At September 30, 2023, the Bank had granted unused lines of credit to borrowers aggregating approximately $1,655 and $815 for commercial lines and open-end consumer lines, respectively. At December 31, 2022, the Bank had granted unused lines of credit to borrowers aggregating approximately $2,008 and $931 for commercial lines and open-end consumer lines, respectively.

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

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s S-1, filed March 10, 2023, for the years ended December 31, 2023 and 2022. There have been no material changes to our significant policies described in the Company’s S-1 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total Assets. Total assets increased $27.8 million, or 16.0%, from $174.1 million at December 31, 2022 to $201.9 million at September 30, 2023. The increase was primarily comprised of an increase in cash and cash equivalents of $23.1 million, an increase of $3.7 million in net loans and a $1.4 million increase in other assets related to stock conversion costs.

Cash and Due from Banks. Cash and due from banks increased by $23.1 million, or 183.3%, to $35.8 million at September 30, 2023 compared to $12.7 million at December 31, 2022. This increase was primarily due to funds received from the stock conversion offering.

Available-for-Sale Investment Securities. Available-for-sale investment securities decreased by $7.0 million, or 11.1%, to $56.3 million at September 30, 2023 from $63.3 million at December 31, 2022. The decline was a result of principal payments on mortgage-backed securities and collateralized mortgage obligation securities and maturities. There were no purchases of available-for-sale securities during the quarter ended September 30, 2023. The market value adjustment on available-for-sale investment securities decreased by $1.3 million during the nine months ended September 30, 2023 due to rising market interest rates.

Held-to-Maturity Investment Securities. Held-to-maturity investment securities increased by $6.4 million, or 200.6%, from $3.1 million at December 31, 2022 to $9.5 million at September 30, 2023, due to purchases of certificates of deposits during the nine months ended September 30, 2023, with an average yield of 4.92% and a duration of 3.25 years.

Loans, Net. Loans, net, increased $3.7 million, or 4.3%, to $88.6 million at September 30, 2023 compared to $84.9 million at December 31, 2022. One- to four-family residential mortgage loans increased $1.7 million, or 2.7%, from $61.1 million at December 31, 2022 to $62.8 million at September 30, 2023. Commercial real estate loans decreased $2.7 million, or 16.5%, from $16.4 million at December 31, 2022 to $13.7 million at September 30, 2023. Multifamily real estate loans increased $600,000, or 40.0%, from $1.5 million at December 31, 2022 to $2.1 million at September 30, 2023. Farmland loans decreased $118,000, or 7.2%, from $1.6 million at December 31, 2022 to $1.5 million at September 30, 2023. Construction and land development loans increased by $107,000, or 6.7%, from $1.5 million at December 31, 2022 to $1.6 million at September 30, 2023. Commercial loans increased $2.5 million, or 116.5%, from $2.1 million at December 31, 2022 to $4.6 million at September 30, 2023. Consumer loans increased $136,000, or 4.4%, from $2.8 million at December 31, 2022 to $2.9 million at September 30, 2023.

During the nine months ended September 30, 2023, Peru Federal originated $16.0 million in loans represented by $5.9 million in one- to four-family residential mortgage loans, $2.8 million in commercial real estate loans, $3.4 million in construction and land development loans, $2.5 million in commercial loans and $1.4 million in consumer loans.

Deposits. Deposits increased $27.6 million, or 18.1%, from $152.7 million at December 31, 2022 to $180.3 million at September 30, 2023. Non-maturity deposits increased $12.5 million due to the receipt of funds to PFS Bancorp, Inc. during the stock offering. Time deposits increased by $15.0 million as a result of increased market interest rates. The majority of the time deposit increase were into certificates of deposit with maturities of less than one year.

Total Equity Capital. Total equity capital was $19.9 million at September 30, 2023, a decrease of $246,000 or 1.2%, from $20.1 million at December 31, 2022. The decrease is due to the negative change in accumulated other comprehensive income of $928,000 partially offset by a net income from operations of $722,000. Effective January 1, 2023, Peru Federal adopted the ASU 2016-13 Current Expected Credit Losses (CECL) standard resulting in an increase to the allowance for loan losses of $55,000. This adjustment, net of tax, resulted in a negative adjustment of $40,000 to retained earnings.

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

	At
	September 30,	For the Three Months Ended September 30,
	2023	2023			2022
	Weighted	Average			Average
	Average	Outstanding		Average	Outstanding		Average
	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

		(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	5.33%	$21,334	$247	4.62%	$12,540	$57	1.83%
Available-for-sale debt securities	2.53	58,075	360	2.48	69,070	350	2.03
Held-to-maturity debt securities	4.42	9,330	103	4.41	2,735	16	2.35
Equity securities	—	99	—	—	122	—	—
Loans, net	4.45	84,628	963	4.55	84,139	833	3.96
Federal Home Loan Bank stock	—	347	5	5.30	347	3	3.13
Total interest-earning assets	4.04%	173,813	1,678	3.86%	168,953	1,259	2.98%
Noninterest-earning assets		10,537			9,353
Total assets		$184,350			$178,306

Interest-bearing liabilities:
Regular savings deposits	0.09%	$32,501	$15	0.18%	$37,933	$17	0.18%
NOW savings deposits	0.53	21,296	14	0.27	26,736	8	0.12
Money market deposits	1.33	25,854	82	1.26	30,003	49	0.66
Time deposits	2.84	61,397	406	2.64	45,042	90	0.80
Total interest-bearing deposits	1.63%	141,048	517	1.46%	139,714	164	0.47%
Federal Home Loan Bank advances	—	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—	—
Total interest-bearing liabilities	1.63%	141,048	517	1.46%	139,714	164	0.47%
Noninterest-bearing demand deposits	—	21,382			16,932
Other noninterest-bearing liabilities	—	1,582			1,252
Total liabilities	—	164,012			157,898
Total equity capital	—	20,338			20,408
Total liabilities and equity capital	—	$184,350			$178,306
Net interest income			$1,161			$1,095
Net interest rate spread (1)	2.41%			2.40%			2.51%
Net interest-earning assets (2)		$32,765			$29,239
Net interest margin (3)				2.67% %			2.59% %
Average interest-earning assets to interest-bearing liabilities		123.23%			120.93%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Three Months Ended September 30, 2023 vs. 2022
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$41	$149	$190
Available-for-sale debt securities	(56)	66	10
Held-to-maturity debt securities	39	48	87
Equity securities	—	—	—
Loans, net	5	125	130
Federal Home Loan Bank stock	—	2	2
Total interest-earning assets	29	390	419

Interest-bearing liabilities:
Regular savings deposits	(2)	—	(2)
NOW savings deposits	(2)	8	6
Money market deposits	(6)	39	33
Time deposits	33	283	316
Total deposits	23	330	353
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	23	330	353

Change in net interest income	$6	$60	$66

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General. Net income for the three months ended September 30, 2023 was $300,000, a decrease of $11,000, or 3.5%, compared to $311,000 for the three months ended September 30, 2022.

Interest Income. Interest income for the three months ended September 30, 2023 increased by $419,000, or 33.3%, from $1.3 million for the three months ended September 30, 2022 to $1.7 million for the three months ended September 30, 2023. This increase is a result of a 15.6% increase in loan interest and fees, a 3.4% increase in interest from investments, and an 330.7% increase in interest on cash and cash equivalents.

The average balance of loans during the three months ended September 30, 2023, increased by $489,000, or 0.6%, from the average balance for the three months ended September 30, 2022, while the average yield on loans increased to 4.55% for the three months ended September 30, 2023, from 3.96% for the three months ended September 30, 2022. The increase in average yield on loans was due to the rising interest rate environment.

The average balance of available-for-sale debt securities decreased by $11.0 million, or 15.9%, to $58.1 million for the three months ended September 30, 2023, from $69.1 million for the three months ended September 30, 2022, while the average yield on available-for-sale debt securities increased to 2.48% for the three months ended September 30, 2023, from 2.03% for the three months ended September 30, 2022. This increase in yield resulted from the rising interest rate environment.

The average balance of held-to-maturity debt securities increased by $6.6 million, or 244.4%, to $9.3 million for the three months ended September 30, 2023, from $2.7 million for the three months ended September 30, 2022, while the average yield on held-to-maturity debt securities increased to 4.41% for the three months ended September 30, 2023, from 2.35% for the three months ended September 30, 2022. This increase in yield resulted from the rising interest rate environment.

Interest Expense. Interest expense for the three months ended September 30, 2023 increased $353,000, or 215.2%, to $517,000 for the three months ended September 30, 2023 from $164,000 for the three months ended September 30, 2022. This increase is a result of the rising rate environment and consumer shift from transactional accounts to higher cost time deposits.

The average balance of regular savings deposits decreased by $5.4 million, or 14.3%, to $32.5 million for the three months ended September 30, 2023, from $37.9 million for the three months ended September 30, 2022, while the average rate on regular savings deposits remained the same at 0.18% for the three months ended September 30, 2022 and September 30, 2023.

The average balance of NOW savings deposits decreased by $5.4 million, or 20.2%, to $21.3 million for the three months ended September 30, 2023, from $26.7 million for the three months ended September 30, 2022, while the average rate on NOW savings deposits increased to 0.27% for the three months ended September 30, 2023, from 0.12% for the three months ended September 30, 2022. This increase in rate resulted from the rising interest rate environment.

The average balance of money market deposits decreased by $4.1 million, or 13.7%, to $25.9 million for the three months ended September 30, 2023, from $30.0 million for the three months ended September 30, 2022, while the average rate on money market deposits increased to 1.26% for the three months ended September 30, 2023, from 0.66% for the three months ended September 30, 2022. This increase in rate resulted from the rising interest rate environment.

The average balance of time deposits increased by $16.4 million, or 36.4%, to $61.4 million for the three months ended September 30, 2023, from $45.0 million for the three months ended September 30, 2022, while the average rate on time deposits increased to 2.26% for the three months ended September 30, 2023, from 0.80% for the three months ended September 30, 2022. This increase in rate resulted from the rising interest rate environment.

Net Interest Income. Net interest income for the three months ended September 30, 2023 was $1.2 million, an increase of $66,000, or 6.0%, from the $1.1 million for the three months ended September 30, 2022. The increase was due to an increase in average net interest earning assets of $3.6 million, or 12.3%, to $32.8 million for the three months ended September 30, 2023, from $29.2 million for the three months ended September 30, 2022 while the net interest rate spread decreased to 2.40% for the three months ended September 30, 2023, from 2.51% for the three months ended September 30, 2022.

Provision for Credit/Loan Losses. The provision for credit/loan losses for the three months ended September 30, 2023, was $49,000 compared to $13,000 for the three months ended September 30, 2022. The allowance for credit/loan losses was $651,000, or 0.73% of total loans, at September 30, 2023, compared to $554,000, or 0.65% of total loans, at September 30, 2022.

Noninterest Income. Noninterest income increased $9,000, or 5.9%, to $161,000 for the three months ended September 30, 2023, compared to $152,000 for the three months ended September 30, 2022. Customer service fee income increased $14,000, loan servicing income decrease by $1,000 while other noninterest income increased by $3,000.

Noninterest Expense. Noninterest expense increased $58,000, or 6.9%, to $903,000 for the three months ended September 30, 2023, from $845,000 for the three months ended September 30, 2022. During the three months ended September 30, 2023, salaries and benefits increased $28,000, data processing expense increased $13,000 and professional fees increased $9,000.

Provision for Income Taxes. The provision for income taxes decreased $8,000, or 10.3%, to $70,000 for the three months ended September 30, 2023, compared to $78,000 for the three months ended September 30, 2022. The decrease was a primarily due to a $19,000, or 4.9%, decrease in pretax income as well adjustments to deferred taxes related to unrealized losses on available-for-sale securities.

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

	At
	September 30,	For the Nine Months Ended September 30,
	2023	2023			2022
	Weighted	Average			Average
	Average	Outstanding		Average	Outstanding		Average
	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

		(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	5.33%	$19,249	$629	4.36%	$18,058	$88	0.65%
Available-for-sale debt securities	2.53	60,263	1,115	2.47	70,675	900	1.70
Held-to-maturity debt securities	4.42	6,408	185	3.86	2,782	42	2.01
Equity securities	—	92	3	3.26	116	2	1.72
Loans, net	4.45	83,909	2,733	4.34	82,719	2,429	3.92
Federal Home Loan Bank stock	—	347	11	4.14	341	8	3.13
Total interest-earning assets	4.04%	170,268	4,676	3.66%	174,691	3,469	2.65%
Noninterest-earning assets		10,055			8,875
Total assets		$180,323			$183,566

Interest-bearing liabilities:
Regular savings deposits	0.09%	$34,175	$49	0.19%	$37,959	$53	0.19%
NOW savings deposits	0.53	22,163	35	0.21	27,473	20	0.10
Money market deposits	1.33	26,199	226	1.15	30,097	84	0.37
Time deposits	2.84	57,167	966	2.25	45,418	246	0.72
Total interest-bearing deposits	1.63%	139,704	1,276	1.22%	140,947	403	0.38%
Federal Home Loan Bank advances	—	—	—	—	2,363	—	—
Other interest-bearing liabilities	—	—	—	—	—	—	—
Total interest-bearing liabilities	1.63%	139,704	1,276	1.22%	143,310	403	0.37%
Noninterest-bearing demand deposits	—	18,910			17,685
Other noninterest-bearing liabilities	—	1,401			1,232
Total liabilities	—	160,015			162,227
Total equity capital	—	20,308			21,339
Total liabilities and equity capital	—	$180,323			$183,566
Net interest income			$3,400			$3,066
Net interest rate spread (1)	2.41%			2.44%			2.28%
Net interest-earning assets (2)		$30,564			$32,468
Net interest margin (3)				2.66% %			2.34% %
Average interest-earning assets to interest-bearing liabilities		121.88%			121.90%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30, 2023 vs. 2022
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$6	$535	$541
Available-for-sale debt securities	(133)	348	215
Held-to-maturity debt securities	55	88	143
Equity securities	—	1	1
Loans, net	35	269	304
Federal Home Loan Bank stock	—	3	3
Total interest-earning assets	(37)	1,244	1,207

Interest-bearing liabilities:
Regular savings deposits	(5)	1	(4)
NOW savings deposits	(4)	19	15
Money market deposits	(11)	153	142
Time deposits	64	656	720
Total deposits	44	829	873
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	44	829	873

Change in net interest income	$(81)	$415	$334

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022

General. Net income for the nine months ended September 30, 2023 was $722,000, a decrease of $65,000, or 8.3%, compared to $787,000 for the nine months ended September 30, 2022. Additional one-time noninterest expenses were incurred during the nine months ended September 30, 2023 that we not incurred during the prior year period.

Interest Income. Interest income for the nine months ended September 30, 2023 increased by $1.2 million, or 34.3%, from $3.5 million for the nine months ended September 30, 2022 to $4.7 million for the nine months ended September 30, 2023. This increase is a result of a 12.5% increase in loan interest and fees, a 23.4% increase in interest from investments, and a 616.5% increase in interest on cash and cash equivalents.

The average balance of loans during the nine months ended September 30, 2023, increased by $1.2 million, or 1.4%, from the average balance for the nine months ended September 30, 2022, while the average yield on loans increased to 4.34% for the nine months ended September 30, 2023, from 3.92% for the nine months ended September 30, 2022. The increase in average yield on loans was due to the increasing interest rate environment.

The average balance of available-for-sale debt securities decreased by $10.4 million, or 14.7%, to $60.3 million for the nine months ended September 30, 2023, from $70.7 million for the nine months ended September 30, 2022, while the average yield on available-for-sale debt securities increased to 2.47% for the nine months ended September 30, 2023, from 1.70% for the nine months ended September 30, 2022. This increase in yield resulted from the rising interest rate environment.

The average balance of held-to-maturity debt securities increased by $3.6 million, or 128.6%, to $6.4 million for the nine months ended September 30, 2023, from $2.8 million for the nine months ended September 30, 2022, while the average yield on held-to-maturity debt securities increased to 3.86% for the nine months ended September 30, 2023, from 2.01% for the nine months ended September 30, 2022. This increase in yield resulted from the rising interest rate environment.

Interest Expense. Interest expense increased $873,000, or 216.6%, to $1.3 million for the nine months ended September 30, 2023, from $403,000 for the nine months ended September 30, 2022. This increase is a result of the rising interest rate environment and consumer shift from transactional accounts to higher cost time deposits.

The average balance of regular savings deposits decreased by $3.8 million, or 10.0%, to $34.2 million for the nine months ended September 30, 2023, from $38.0 million for the nine months ended September 30, 2022, while the average rate on regular savings deposits remained the same at 0.19% for the nine months ended September 30, 2022 and September 30, 2023.

The average balance of NOW savings deposits decreased by $5.3 million, or 19.3%, to $22.2 million for the nine months ended September 30, 2023, from $27.5 million for the nine months ended September 30, 2022, while the average rate on NOW savings deposits increased to 0.21% for the nine months ended September 30, 2023, from 0.10% for the nine months ended September 30, 2022. This increase in rate resulted from the rising interest rate environment.

The average balance of money market deposits decreased by $3.9 million, or 13.0%, to $26.2 million for the nine months ended September 30, 2023, from $30.1 million for the nine months ended September 30, 2022, while the average rate on money market deposits increased to 1.15% for the nine months ended September 30, 2023, from 0.37% for the nine months ended September 30, 2022. This increase in rate resulted from the rising interest rate environment.

The average balance of time deposits increased by $11.8 million, or 26.0%, to $57.2 million for the nine months ended September 30, 2023, from $45.4 million for the nine months ended September 30, 2022, while the average rate on time deposits increased to 2.25% for the nine months ended September 30, 2023, from 0.72% for the nine months ended September 30, 2022. This increase in rate resulted from the rising interest rate environment.

Net Interest Income. Net interest income was $3.4 million for the nine months ended September 30, 2023, an increase of $334,000, or 10.9%, from $3.1 million for the nine months ended September 30, 2022. The increase was due to an increase in net interest rate spread to 2.44% for the nine months ended September 30, 2023, from 2.28% for the nine months ended September 30, 2022, while average net interest earning assets decreased by $1.9 million, or 5.9%, to $30.6 million for the nine months ended September 30, 2023, from $32.5 million for the nine months ended September 30, 2022.

Provision for Credit/Loan Losses. The provision for credit/loan losses was $61,000 for the nine months ended September 30, 2023, compared to $19,000 for the nine months ended September 30, 2022. The allowance for credit/loan losses was $651,000, or 0.73% of total loans, at September 30, 2023, compared to $554,000, or 0.65% of total loans, at September 30, 2022.

Noninterest Income. Noninterest income increased $10,000, or 2.2%, to $467,000 for the nine months ended September 30, 2023, compared to $457,000 for the nine months ended September 30, 2022. Customer service fee income increased $32,000 while commission income declined $10,000, loan servicing fees declined $3,000, and realized gain on loan sales declined by $16,000.

Noninterest Expense. Noninterest expense increased $398,000, or 15.7%, to $2.9 million for the nine months ended September 30, 2023, from $2.5 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, salaries and benefits increased $243,000, of which $150,000 was paid to executive officers into their deferred compensation plan. Occupancy expense increased $15,000, or 8.3%, due to IT-related costs, data processing costs increased $36,000, or 9.9%, professional fees increased $69,000 due to additional fees incurred as a result of Peru Federal’s audit being completed to meet Public Company Accounting Oversight Board standards, and marketing expenses increased by $18,000.

Provision (Credit) for Income Taxes. The provision for income taxes decreased $31,000, or 16.6%, to $156,000 for the nine months ended September 30, 2023 compared to $187,000 for the nine months ended September 30, 2022. The decrease was a primarily due to a $96,000, or 9.9%, decrease in pretax income as well adjustments to deferred taxes related to unrealized losses on available-for-sale securities.

Loan Matter Requiring Attention

Peru Federal has a $905,000 participation loan in which the lead bank notified Peru Federal in February 2023 of the borrowers’ deteriorating financial position and consideration of a Chapter 11 bankruptcy. The $905,000 participation represents a 9.549% participant interest, secured by commercial real estate. Once notified of the borrowers’ deteriorating financial position and the potential for a Chapter 11 bankruptcy, Peru Federal moved the loan to non-accrual status and classified the loan as substandard.

On June 2, 2023 the lead bank determined that the borrower was in default of the it’s forbearance agreement, the lead bank exercised their right of offset of funds held on deposit at the lead bank. The offset was allocated to the participants resulting in a total of $694,000 received by Peru Federal. This amount was subject to a potential claw back of $177,000 (See Claw back below). The borrower closed the facility as of June 16, 2023 and filed Chapter 11 bankruptcy on August 31, 2023,

The value of a new appraisal showed a significant decline in the value of the collateral if the facility closed, Peru Federal’s share of the discounted appraised value of the collateral has been adjusted to $325,000. This loan has been paid down to $171,000 as of September 30, 2023 with the bank balance of $156,000. Given the $156,000 loan balance in relation to Peru Federal’s share of the appraised value of $325,000, Peru Federal has determined that no reserve is warranted for this loan as of September 30, 2023.

Claw back

As part of the funds received from the right of offset an additional $1.85 million was allocated to the master note in which Peru Federal has an interest. These additional funds were to be allocated to another loan of the borrower but the bank’s participating in that loan elected to not have funds applied to that loan as there was a contract for sale on the property that would pay off the loan in full. A claw back provision was put in place in the event that the sale of the property was to fall through. Subsequent to the September quarter end the lead bank notified Peru Federal that the sale of that property did fall through and put the bank on notice that the claw back of the $177,000 could be enforced in the 4th quarter of 2023. Management will continue to evaluate the impact of this situation during the fourth quarter of 2023 and will determine if a reserve adjustment will be needed.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from a correspondent bank. At September 30, 2023, we had no borrowings from the Federal Home Loan Bank of Chicago but had the capacity to borrow $44.8 million. At September 30, 2023, we had no borrowings from the correspondent bank but had the capacity to borrow $4.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the nine months ended September 30, 2023, cash flows from operations, investing, and financial activities resulted in a net increase in cash and cash equivalents of $23.1 million. Net cash provided from operating activities amounted to $319,000, primarily due to net income of $722,000, $352,000 from net amortization of premiums and discount from available-for-sale debt securities and $480,000 from the increase in interest payable and other liabilities, partially offset by an increase in other assets and income tax receivable of $1.4 million. Net cash provided by financing activities amounted to $27.6 million, primarily due to a net increase in demand deposits, NOW accounts, money market and savings accounts of $12.5 million, and a net increase in certificates of deposit of $15.0 million.

Net cash used in investing activities amounted to $4.8 million, primarily due to purchases of held-to-maturity investments of $6.9 million, an increase in loans of 3.8 million, partially offset with proceeds from maturities of available-for-sale investment securities of $5.4 million and proceeds from maturities of held-to-maturity investment securities of $535,000.

We believe we maintain a strong liquidity position and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2023, Peru Federal was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 13 to the notes to consolidated financial statements appearing elsewhere in this report.

Off-Balance Sheet Arrangements

At September 30, 2023, we had $4.6 million of outstanding commitments to originate loans, $2.0 million of which represents the balance of remaining funds to be disbursed on construction loans in process, $1.7 million in unused commercial line of credit commitments, $769,000 of unfunded home equity loans, $46,000 of unfunded consumer line of credit and $110,000 of commitments to fund new closed-end residential real estate loans. At September 30, 2023, certificates of deposit that are scheduled to mature on or before September 30, 2024 totaled $47.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.

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

Economic Value of Equity. We compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the United States Treasury yield curve increases instantaneously by 100, 200, and 300 basis point increments or decreases instantaneously by 100, 200, and 300 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, as of September 30, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2023
		Estimated Increase (Decrease) in		EVE as a Percentage of Present
		EVE		Value of Assets (3)
					Increase
Change in Interest	Estimated				(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)

	(Dollars in thousands)
300	32,445	(10,712)	(24.82)	18.82	(354.00)
200	36,217	(6,940)	(16.08)	20.21	(215.00)
100	39,743	(3,414)	(7.91)	21.40	(96.00)
Level	43,157	—	—	22.36	—
(100)	45,037	1,880	4.360	22.59	23.00
(200)	45,999	2,842	6.590	22.40	4.00
(300)	44,074	917	2.120	21.09	(127.00)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Change in Net Interest Income. The following table sets forth, at September 30, 2023, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2023
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
	(Dollars in thousands)
300	$6,242	1.67%
200	6,203	1.05%
100	6,167	0.46%
Level	6,139	—%
(100)	6,117	(0.36)%
(200)	6,271	2.14%
(300)	6,095	(0.71)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2023, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials for the quarter ended September 30, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

Date: November 9, 2023
Eric J. Heagy
President, Chief Executive Officer
and Chief Financial Officer