Form 10-K
period 2023-12-31
PFS Bancorp, Inc.
filed 2024-03-26
CIK 1967656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number: 000-56602

PFS Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	92-2956265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1730 Fourth Street, Peru, Illinois	61354
(Address of principal executive offices)	(Zip code)

(815) 223-4300

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the end of the most recently completed second fiscal quarter was $-0-.

As of March 26, 2024, there were 1,725,000 issued shares and 1,685,000 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.Business

Forward Looking Statements

This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Except as may be required by applicable law or regulation, we are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market area, which are worse than expected;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	our ability to maintain adequate liquidity, primarily through deposits;
●	fluctuations in real estate values and in the conditions of the residential real estate, commercial real estate, and agricultural real estate markets;
●	demand for loans and deposits in our market area;
●	our ability to implement and change our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of our financial instruments, or our level of loan originations, or increase the level of defaults, losses and prepayments within our loan portfolio;
●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or information security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

PFS Bancorp, Inc.

PFS Bancorp, Inc. (“PFS Bancorp,” the “Company” or “we”) was incorporated in February 2023 to become the holding company for Peru Federal Savings Bank (“Peru Federal” or the “Bank”) upon the conversion of Peru Federal from the mutual form of organization to the stock form of organization (the “Conversion”). The Conversion was completed on October 17, 2023, and the Company sold 1,725,000 shares of common stock at a price of $10.00 per share.

The Company is a registered savings and loan holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company conducts its operations primarily through its wholly owned subsidiary, Peru Federal. At December 31, 2023, the Company had total consolidated assets of $193.5 million, loans of $90.7 million, deposits of $156.1 million, and stockholders’ equity of $35.5 million.

The Company’s principal office is located at 1730 Fourth Street, Peru, Illinois 61354, and our telephone number at that address is (815) 223-4300. Our website address is www.perufederalsavings.com. Information on our website is not and should not be considered a part of this annual report.

Peru Federal Savings Bank

Peru Federal is a federally-chartered savings bank headquartered in Peru, Illinois. We conduct our operations from our main office and a branch office, both located in Peru, Illinois. Our business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential mortgage loans secured by properties located in our primary market area. To a significantly lesser extent, we also originate commercial real estate loans, multi-family mortgage loans, construction and land development loans, commercial loans, home equity loans and lines of credit, and consumer loans. In addition, we offer electronic banking services including mobile banking, on-line banking and bill pay, and electronic funds transfer via Zelle®. In recent years, we have increased, at a managed pace and consistent with what we believe to be conservative underwriting standards, our originations of higher yielding commercial real estate loans and commercial loans. Our primary revenue source is interest income earned on loans and investments. Noninterest income is not a significant revenue source.

Peru Federal is subject to comprehensive regulation and examination by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”) and is a member of the Federal Home Loan Bank system.

Market Area

We consider LaSalle County, located in north central Illinois, and contiguous areas of adjacent Bureau County and Putnam County, to be our primary market area for originating loans and gathering deposits, generally within a 30- to 35-mile radius from our offices which encompasses parts of adjacent Bureau County and Putnam County. Our primary market area is predominantly rural.

Peru, Illinois, is located on the western border of LaSalle County and within the Illinois Valley formed by the Illinois River. Located near the intersection of Interstates 80 and 39, Peru is located equidistant, approximately 100 miles, between Chicago to the east and the Quad Cities in Iowa to the west and equidistant, approximately 70 miles, between Rockford, Illinois, to the north and Bloomington, Illinois, to the south.

The economy of LaSalle County is historically agricultural, but it has a mix of healthcare, manufacturing and services. Major employers in LaSalle County include OSF Saint Elizabeth Medical Center, Wal-Mart Distribution Center, Constellation Energy – LaSalle County Generating Station, St. Margaret’s Hospital, Vactor Manufacturing, Ace Hardware Distribution Center, and Martin Engineering. Agricultural production is primarily focused on corn, soybeans and other crops.

Competition

We face strong competition within our primary market area both in making loans and attracting retail deposits. Our market area includes large money center and regional banks, community banks and savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. At June 30, 2023 (the most recent date for which Federal Deposit Insurance Corporation, referred to as the “FDIC” throughout this annual report, is publicly available), we were ranked 8th among the 22 FDIC-insured financial institutions with offices in LaSalle County, with a deposit market share of 4.57%.

Lending Activities

General. Our loan portfolio consists primarily of one-to four-family residential mortgage loans. To a substantially lesser extent, we also originate commercial real estate loans, agricultural real estate loans, construction and land development loans, commercial loans, home equity loans and lines of credit, and consumer loans. We originate loans primarily for retention in our portfolio, and we are not an active seller of loans. In recent years, we have increased our focus on originating higher yielding commercial real estate loans and commercial loans, and we intend to continue that focus after the conversion and stock offering.

Commercial real estate loans and commercial loans have not historically comprised a significant portion of our total loan portfolio. While we expect that one- to four-family residential real estate lending will continue to be the primary emphasis of our lending operations, we intend to modestly increase our emphasis on commercial real estate loans and commercial loans in an effort to increase loan portfolio yield.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. There were no loans held for sale at any date indicated.

	At December 31,
	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
One- to four-family residential	$60,612	66.32%	$59,112	69.17%
Multi-family	2,084	2.28	1,526	1.79
Commercial	15,655	17.13	16,371	19.16
Construction and land development	2,780	3.04	1,518	1.77
Commercial loans	5,000	5.47	2,116	2.48
Home equity loans and lines of credit	2,230	2.44	2,013	2.35
Consumer loans	3,029	3.32	2,803	3.28
	91,390	100.00%	85,459	100.00%
Less: Allowance for credit losses	675		543
Net loans	$90,715		$84,916

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

					Home
	One- to	Multi-Family			Equity
	Four-Family	and	Construction		Loans and
	Residential	Commercial	and Land		Lines of
	Real Estate	Real Estate	Development	Commercial	Credit	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$159	$968	$—	$520	$29	$125	$1,801
After one year through two years	272	—	—	59	126	260	717
After two years through three years	302	—	—	224	50	353	929
After three years through five years	945	269	—	1,087	330	1,219	3,850
After five years through 10 years	6,353	1,192	52	1,348	1,329	636	10,910
After 10 years through 15 years	14,288	3,267	213	1,671	366	315	20,120
After 15 years	38,293	12,043	2,515	91	—	121	53,063
Total	$60,612	$17,739	$2,780	$5,000	$2,230	$3,029	$91,390

The following table sets forth our fixed and adjustable-rate loans at December 31, 2023 that are contractually due after December 31, 2024.

	Due After December 31, 2024
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family residential	$55,394	$5,059	$60,453
Multi-family	1,629	—	1,629
Commercial	7,753	7,389	15,142
Construction and land development	1,955	825	2,780
Commercial loans	3,484	996	4,480
Home equity loans and lines of credit	1,585	616	2,201
Consumer loans	2,904	—	2,904
Total loans	$74,704	$14,885	$89,589

One- to Four-Family Residential Mortgage Lending. At December 31, 2023, one-to four-family residential mortgage loans totaled $60.6 million, or 66.3% of total loans. Our one- to four-family residential real estate loans are primarily secured by properties located in our primary market area.

Our one- to four-family residential real estate loans are generally underwritten to secondary market guidelines. We offer both fixed-rate and adjustable rate residential mortgage loans for terms up to 30 years. The interest rate on fixed-rate loans are set by reference to the secondary market rates published by the Federal Home Loan Bank Mortgage Partnership Finance Program. The interest rate on adjustable rate loans is set by Peru Federal’s Executive Loan Committee. For adjustable rate loans, the interest rate is fixed for the initial term of five, seven or 10 years, and then adjusts yearly thereafter with a maximum lifetime rate adjustment of 8% over the initial rate. We generally limit the loan-to-value ratios of our residential mortgage loans to 80% (95% with private mortgage insurance; 102% for loans guaranteed by the U.S. Department of Agriculture) of the purchase price or appraised value, whichever is lower.

We do not offer “interest only” residential mortgage loans, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not currently offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans to borrowers with credit scores less than 620).

Multi-Family Real Estate Loans. At December 31, 2023, multi-family real estate loans totaled $2.1 million, or 2.28% of total loans. Our multi-family real estate loans are primarily secured by properties located in our primary market area. Multi-family real estate loans are generally adjustable rate loans for terms up to 20 years, with the interest rate fixed over the initial 5-year, 7-year or 10-year period. The initial interest rate is a negotiated rate, and the interest rate during the adjustable-rate period resets annually based on the Wall Street Journal prime rate, plus a 1% margin. We generally limit the loan-to-value ratios of our multi-family real estate to 75% of the purchase price or appraised value, whichever is lower.

Commercial Real Estate Loans. At December 31, 2023, commercial real estate loans totaled $15.7 million, or 17.13% of total loans, of which $1.5 million was secured by agricultural properties. Our commercial real estate loans are generally secured primarily by owner-occupied properties including warehouses, storage units, and store fronts. Our commercial real estate loans are generally adjustable rate loans with a negotiated interest rate. The interest rate is fixed for the initial term of five, seven or ten years, and then adjusts yearly thereafter based on the prime rate, plus a margin. Commercial real estate loans generally have terms up to 20 years. We generally limit the loan-to-value ratios of our commercial mortgage loans to 75% of the purchase price or appraised value, whichever is lower.

At December 31, 2023, our largest commercial real estate loan had an outstanding balance of $1.4 million and is secured by commercial storage units. At December 31, 2023, this loan was performing according to its original terms.

We consider a number of factors in originating commercial real estate loans, including those secured by agricultural properties. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property, and the debt service coverage ratio (the ratio of net operating income to debt service). Generally, we require that the debt service coverage ratio be at least 1.20x. The significant majority of our commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of the borrowers.

Construction and Land Development Loans. At December 31, 2023, construction and land development loans totaled $2.8 million, or 3.04% of total loans. We make residential construction loans, primarily to individuals for the construction of their primary residences and occasionally to contractors and builders of single-family homes. We do not make speculative residential construction loans, which are construction loans to a builder where there is not a contract in place for the purchase of the home at the time the construction loan is originated. Our residential construction loans are structured as construction/permanent loans where after a one year construction period the loan converts to a permanent one-to four-family residential mortgage loan. Our residential construction loans are underwritten to the same guidelines for permanent residential mortgage loans. At December 31, 2023, our largest residential construction loan amounted to $488,000, of which $400,000 had been disbursed.

We occasionally make commercial construction loans, which are structured as construction/permanent loans where after a one year construction period the loan converts to a permanent commercial mortgage loan. Our commercial construction loans are underwritten to the same guidelines for commercial mortgage loans. At December 31, 2023, there were no commercial construction loans outstanding.

Construction loans generally can be made with a maximum loan-to-value ratio of 80% (residential properties) and 75% (commercial properties) of the estimated appraised market value upon completion of the project. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent licensed appraiser. We also generally require inspections of the property before disbursements of funds during the term of the construction loan.

We also make a limited amount of land development loans to complement our construction lending activities, as such loans are generally secured by lots to be used for residential development. At December 31, 2023, our largest land loan had an outstanding balance of $452,000. At December 31, 2023, this loan was performing according to its original terms.

Commercial Loans. At December 31, 2023, commercial loans totaled $5.0 million, or 5.47% of total loans. Commercial loans include both term loans and lines of credit. Term loans are generally fixed rate and have terms of up to six years. Lines of credit are based on the prime rate, plus a margin, and have terms of up to 24 months. These loans are generally secured by business assets, such as equipment, inventory and accounts receivable. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 75% of the value of the collateral securing the loan.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

At December 31, 2023, our largest commercial loan totaled $1.6 million and is secured by equipment. At December 31, 2023, this loan was performing according to its original terms.

Home Equity Loans and Lines of Credit. At December 31, 2023, home equity loans and lines of credit totaled $2.2 million, or 2.44% of total loans. Home equity loans are generally fixed-rate loans for terms of five, seven or 10 years. The interest rate for home equity lines of credit are based on the prime rate. The loan to value ratio for home equity loans and lines of credit is generally up to 90%, taking into account any superior mortgage on the collateral property.

Consumer Loans. At December 31, 2023, consumer loans totaled $3.0 million, or 3.31% of total loans. Our consumer loan portfolio generally consists of loans secured predominately by automobiles and trucks (new and used). Consumer loans have fixed interest rates and terms up to five years, with loan to value ratios generally up to 100% of invoice price (for new vehicles) or 100% of the National Automobile Dealers Association trade-in value (for used vehicles).

Loan Underwriting Risks

Commercial Real Estate Loans, Agricultural Real Estate Loans and Multi-family Real Estate Loans. Loans secured by commercial real estate, agricultural real estate or multi-family properties generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. The primary concern in commercial real estate lending, agricultural real estate lending and multi-family lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the underlying business or multi-family property. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors to provide quarterly, semi-annual or annual financial statements, depending on the size of the loan, on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, agricultural real estate loan or multi-family loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flows and the borrower’s other projects, of at least 1.20x. An environmental phase one report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a commercial real estate loan, an agricultural real estate loan or a multi-family loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on these loans can be unpredictable and substantial.

Commercial Loans. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business, and the collateral securing these loans may fluctuate in value. Our commercial loans are originated primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral for commercial loans typically consists of equipment, accounts receivable, or inventory. Credit support provided by the borrower for most of these loans is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.

Construction and Land Development Loans. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrowers’ financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value before its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the construction loan budget. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Land development loans have substantially similar risks.

Consumer Loans. Consumer loans may entail greater risk than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales

We originate loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers.

We generally do not purchase loans, except for an occasional participation interest in a loan originated by another financial institution acting as the lead lender. At December 31, 2023, our largest purchased participation interest had an outstanding balance of $1.6 million, representing a 50% participation interest in a $3.2 million commercial loan secured by commercial equipment. At December 31, 2023, this loan was performing according to its original terms.

We generally originate loans for retention in our loan portfolio. Depending on market conditions and to manage interest rate risk, we generally sell fixed-rate one-to four-family residential mortgage loans with terms of 20 years or more, and retain the servicing rights. At December 31, 2023, we had no loans held-for-sale and the unpaid balance of loans serviced for others was $24 million. At December 31, 2023, the fair value of our servicing rights was $300,000.

Loan Approval Procedures and Authority

Our lending is subject to written, non-discriminatory underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations. Our policies require that for all real estate loans that we originate, property valuations must be performed by outside independent state-licensed appraisers approved by our board of directors. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Peru Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2023, our largest credit relationship to one borrower had an outstanding balance of $3.3 million and is secured primarily by residential real estate. At December 31, 2023, this loan was performing according to its original terms.

We have an Executive Loan Committee, which consists of our President and Chief Executive Officer, Chief Operations Officer, and Chief Lending Officer, and a Loan Committee, which consists of the Chief Lending Officer and our loan officers. The Executive Loan Committee has approval authority up to $500,000 depending on the loan type. The Loan Committee has approval authority up to $400,000 depending on the loan type. Any member of the Executive Loan Committee has approval authority up to $300,000 depending on the loan type. Individual loan officers have approval authority up to $50,000 depending on the loan type. All loans that exceed the approval authority of the Executive Loan Committee are submitted to the Board of Directors for review and disposition.

Generally, we require property and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. In addition, we require an escrow for flood insurance (where appropriate) and generally request an escrow for property taxes and insurance. We allow borrowers to pay their own taxes and property and casualty insurance as long as proof of payment is provided.

Delinquencies, Classified Assets and Nonperforming Assets

Delinquency Procedures. When a borrower becomes 20 days past due on a loan, we attempt to contact the borrower by telephone. Delinquency letters are mailed to borrowers at delinquency intervals of 30, 60 and 90 days. Once the loan is considered in default, generally at 90 days past due, a letter is generally sent to the borrower explaining that the entire balance of the loan is due and payable, the loan is placed on non-accrual status, and additional efforts are made to contact the borrower. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 120 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs. All delinquent loans are reported to the board of directors each month.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for credit losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At December 31, 2023, we had no real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.

Modified Loans. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At December 31, 2023, we had three one-to four-family residential mortgage loans which were modified, with aggregate outstanding balances of $493,000.

Delinquent Loans. The following table sets forth our loan delinquencies (including non-accrual loans), by type and amount at the dates indicated.

	At December 31,
	2023			2022
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Real estate loans:
One- to four-family residential	$959	$170	$142	$1,141	$308	$75
Multi-family	—	—	—	—	—	—
Commercial	—	—	156	46	—	—
Construction and land development	—	—	—	—	—	—
Commercial loans	15	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$974	$170	$298	$1,187	$308	$75

Non-Performing Assets. The following table sets forth information regarding our non-performing assets at the dates indicated. There were no non-accruing modified loans included in non-accrual loans at either December 31, 2023 or December 31, 2022, respectively.

	At December 31,
	2023	2022

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$177	$117
Multi-family	—	—
Commercial	156	—
Construction and land development	—	—
Commercial loans	—	—
Home equity loans and lines of credit	—	—
Consumer loans	—	—
Total non-accrual loans	$333	$117
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction and land development	—	—
Total real estate owned	—	—
Total non-performing assets	$333	$117
Total accruing modified loans	$493	$506
Total non-performing loans to total loans	0.79%	0.73%
Total non-accruing loans to total loans	0.36%	0.14%
Total non-performing assets to total assets	0.37%	0.36%

Classified Assets. Federal regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for credit losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention.”

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and according to our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification according to applicable regulations. If a problem loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss”

depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

Our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2023	2022

	(In thousands)
Substandard assets	$727	$623
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$727	$623
Special mention assets	$1,173	$1,240

Other Loans of Concern. At December 31, 2023, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Allowance for Credit Losses

In addition to the discussion that follows, accounting policies for the allowance for credit losses – loans are described in Note 1, “Nature of Business and Significant Accounting Policies,” and additional ACL-Loans disclosures are included in Note 5, “Loans and Allowance for Credit Losses,” in the Notes to the Consolidated Financial Statements, under Part II, Item 8.

The allowance for credit losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific individually analyzed loans, and economic conditions. Allowances for individually analyzed loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on individually analyzed loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for credit losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to individually analyzed loans are charged or credited to the provision for credit losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

Effective January 1, 2023, the Current Expected Credit Loss accounting standard became effective for Peru Federal and other financial institutions. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. CECL required us to change the current method of providing allowances for credit losses that are incurred or probable, which will increase the types of data we will need to collect and review to determine the appropriate level of the allowance for credit losses. Using loan data as of December 31, 2022, the adoption of CECL required us to increase the allowance for credit losses by $55,000, or 10.1%, from $543,000 as of December 31, 2022 to $598,000 as of January 1, 2023.

As an integral part of their examination process, the OCC will periodically review our allowance for credit losses, and as a result of such reviews, we may determine to adjust our allowance for credit losses. However, the OCC is not directly involved in the process for establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

The following table sets forth activity in our allowance for credit losses for the years indicated.

	At or For the Years Ended
	December 31,
	2023	2022

	(Dollars in thousands)
Allowance for credit losses at beginning of period	$543	$567
Provision for credit losses	77	61
CECL adoption adjustment	55	—

Charge-offs:
Real estate loans:
One- to four-family residential	—	1
Multi-family	—	—
Commercial	—	84
Construction and land development	—	—
Commercial loans	—	—
Home equity loans and lines of credit	—	—
Consumer loans	—	—
Total charge-offs	—	85

Recoveries:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction and land development	—	—
Commercial loans	—	—
Home equity loans and lines of credit	—	—
Consumer loans	—	—
Total recoveries	—	—
Net (charge-offs) recoveries	—	(85)
Allowance for credit losses at end of year	$675	$543

Allowance for credit losses as a percentage of non-performing loans at end of period	93.49%	87.16%
Allowance for credit losses as a percentage of total loans outstanding at the end of period	0.74%	0.64%
Net (charge-offs) recoveries as a percentage of average loans outstanding during period	—%	(0.01)%

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2023			2022
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Each	Loans in		in Each	Loans in
	Allowance	Category	Each	Allowance	Category	Each
	for	to Total	Category	for	to Total	Category
	Credit	Allocated	to Total	Credit	Allocated	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$238	35.26%	66.32%	$251	46.22%	69.17%
Multi-family	37	5.48	2.28	5	0.92	1.79
Commercial	295	43.71	17.13	213	39.23	19.16
Construction and land development	15	2.22	3.04	11	2.02	1.77
Commercial loans	65	9.63	5.47	36	6.63	2.48
Home equity loans and lines of credit	9	1.33	2.44	11	2.03	2.35
Consumer loans	16	2.37	3.32	16	2.95	3.28
Total allowance	$675	100%	100%	$543	100%	100%

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for credit losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses. The OCC may have judgments different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Investment Activities

General. The goal of our investment policy is to maximize portfolio yield over the long term in a manner that is consistent with minimizing risk, meeting liquidity needs, meeting pledging requirements, and managing asset/liability management and interest rate risk strategies. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

Our investment policy was adopted by the board of directors and is reviewed annually by the board of directors. All investment decisions are made by our Asset/Liability Committee according to board-approved policies. An investment schedule detailing the investment portfolio is reviewed at least monthly by the board of directors.

Our current investment policy permits, with certain limitations, investments in U.S. Treasury and federal agency securities; securities issued by the U.S. government and its agencies or government sponsored enterprises including mortgage-backed securities; state and municipal securities; interest-bearing time deposits in other financial institutions; among other investments.

At December 31, 2023, our investment portfolio consisted of U.S. Treasury and federal agency securities, mortgage-backed securities issued by U.S. government-sponsored enterprises, and state and municipal securities. At December 31, 2023, we also owned $347,000 of Federal Home Loan Bank of Chicago stock. As a member of Federal Home Loan Bank of Chicago, we are required to purchase stock in the Federal Home Loan Bank of Chicago, which is carried at cost and classified as a restricted investment.

For additional information regarding our investment securities portfolio, see Note 3 to the notes to consolidated financial statements.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We may also use borrowings to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including savings accounts, checking accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and our favorable reputation in the community to attract and retain local deposits. We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2023			2022
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Non-interest-bearing demand deposits	$20,810	13.33%	—%	$17,248	11.30%	—%
Regular savings deposits	31,657	20.27%	0.09%	36,682	24.02%	0.09%
NOW savings deposits	17,212	11.02%	0.28%	24,266	15.89%	0.47%
Money market deposits	26,807	17.17%	1.55%	26,172	17.14%	0.92%
Time deposits	59,675	38.21%	3.22%	48,339	31.65%	1.50%
Total	$156,161	100.0%		$152,707	100.00%

At December 31, 2023 and December 31, 2022, the aggregate amount of all uninsured deposits (deposits in excess of the Federal Deposit Insurance limit of $250,000) was $20.5 million and $23.1 million, respectively. Of such deposits, preferred deposits (those secured by pledged debt securities) were $9.4 million and $10.1 million at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023 and December 31, 2022, the aggregate amount of all uninsured time deposits was $3.9 million and $7.8 million, respectively. At December 31, 2023 and December 31, 2022, we had no deposits that were uninsured for any reason other than being in excess of the Federal Deposit Insurance Corporation limit.

The following table sets forth the maturity of our uninsured certificates of deposit at December 31, 2023.

At December 31, 2023
(In thousands)
Maturity Period:
Three months or less	$704
Over three through six months	1,119
Over six through twelve months	1,510
Over twelve months	547
Total	$3,880

Borrowings. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2023 and 2022, we had no outstanding advances from the Federal Home Loan Bank of Chicago. Based on available collateral and our ownership of Federal Home Loan Bank of Chicago common stock, we had access to up to $45.4 million and $46.2 million of advances from the Federal Home Loan Bank of Chicago at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, we also had a $4.0 million line of credit with a correspondent bank, with no outstanding balance at that date.

Personnel

As of December 31, 2023, we had 23 full-time employees and 2 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

Subsidiary Activities

Peru Federal is the sole and wholly-owned subsidiary of PFS Bancorp. Peru Federal has one subsidiary, PFS Financial Services, Inc., which is currently inactive.

Supervision and Regulation

General

As a federal savings association (the term “savings association” includes a federal savings bank), Peru Federal is subject to examination and regulation by the OCC, and is also subject to examination by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Peru Federal also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. The receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Peru Federal or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

PFS Bancorp is a savings and loan holding company and is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by the enforcement authority of the Federal Reserve Board. It is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of PFS Bancorp and Peru Federal.

Set forth below is a brief description of material regulatory requirements that are applicable to Peru Federal and PFS Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Peru Federal and PFS Bancorp.

Federal Banking Regulation

Business Activities. A federal association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Peru Federal may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Peru Federal may also establish subsidiaries that may engage in certain activities not otherwise permissible for Peru Federal to engage in directly, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets of 8.0%, and a 4.0% Tier 1 capital to adjusted average total assets leverage ratio.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (Loss) (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Peru Federal exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential real estate loans, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The federal banking agencies have developed a “Community Bank Leverage Ratio (CBLR)” (the ratio of Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion that meet certain qualifying criteria. A “qualifying community bank” that exceeds this ratio is compliant with all other capital requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies must set the minimum Community Bank Leverage Ratio at not less than 8% and not more than 10%, and as of January 1, 2022, it is set at 9%. Peru Federal has not elected to be subject to the CBLR framework.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2023 and 2022, Peru Federal complied with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Peru Federal must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, it must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Peru Federal also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings association to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings association can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2023 and 2022, Peru Federal complied with the qualified thrift lender test, with a percentage of qualified thrift investments to total assets of approximately 66.6%.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to its capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

●	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus its retained net income for the preceding two years;
●	the savings association would not be at least adequately capitalized following the distribution;
●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
●	the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Peru Federal, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

●	the savings association would be undercapitalized following the distribution;
●	the proposed capital distribution raises safety and soundness concerns; or
●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Peru Federal received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulations. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Peru Federal. PFS Bancorp is an affiliate of Peru Federal because it controls Peru Federal. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Peru Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Peru Federal’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Peru Federal’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the regulations, as amended effective January 1, 2015 to incorporate the previously mentioned amendments to the regulatory capital requirements, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an institution classified as less than well-capitalized to comply with supervisory actions as if it were in the next lower category.

The OCC may order savings associations that have insufficient capital to take corrective actions. For example, a savings association that is categorized as “undercapitalized” is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a savings association is required to guarantee that the savings association complies with the restoration plan. A “significantly undercapitalized” savings association may be subject to additional restrictions. Savings associations deemed by the OCC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

At December 31, 2023 and 2022, Peru Federal met the criteria for being considered “well capitalized.” For further information, see note    to the notes to consolidated financial statements.

Insurance of Deposit Accounts. Peru Federal is a member of the Deposit Insurance Fund, which is administered by the FDIC. Its deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per depositor.

The FDIC imposes deposit insurance assessments against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with institutions deemed less risky paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. The current scale, effective July 1, 2016, is a reduction from the previous range of 2.5 to 45 basis points. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking. The existing system represents a change, required by the Dodd-Frank Act, from the FDIC’s prior practice of basing the assessment on an institution’s aggregate deposits.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of Peru Federal. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance for Peru Federal.

Privacy Regulations. Federal regulations generally require that Peru Federal disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Peru Federal is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Peru Federal has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA Patriot Act. Peru Federal is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by Peru Federal are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
●	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such federal and state laws.

The deposit operations of Peru Federal also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
●	Truth in Savings Act;
●	The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
●	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gram-Leach-Bliley Act requires all financial institutions offering financial products and services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Federal Home Loan Bank System

Peru Federal is a member of the Federal Home Loan Bank of Chicago, which is one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Chicago provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Chicago are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago. Peru Federal complied with this requirement at December 31, 2023 and 2022. Based on redemption provisions of the Federal Home Loan Bank of Chicago, the stock has no quoted market value and is carried at cost. Peru Federal reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Chicago stock. At December 31, 2023 and 2022, no impairment was recognized.

Holding Company Regulation

PFS Bancorp is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over PFS Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Peru Federal.

As a savings and loan holding company, PFS Bancorp’s activities are limited to those activities permissible by law for financial holding companies (if PFS Bancorp makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. PFS Bancorp does not intend to make an election to be treated as a financial holding company. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, legislation was enacted in May 2018 that required the Federal Reserve Board to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to generally extend its applicability to bank and savings and loan holding companies of up to $3.0 billion in assets. Regulations implementing this amendment were effective in August 2018. Consequently, savings and loan holding companies of under $3.0 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” policy that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of PFS Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

For PFS Bancorp to be regulated by the Federal Reserve Board as savings and loan holding company rather than as a bank holding company, Peru Federal must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2023, Peru Federal maintained approximately 66.6% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

Federal Securities Laws

PFS Bancorp common stock is registered with the Securities and Exchange Commission. PFS Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Shares of common stock purchased by persons who are not affiliates of PFS Bancorp may be resold without registration. Shares purchased by an affiliate of PFS Bancorp are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If PFS Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of PFS Bancorp that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-

month period, the greater of 1% of the outstanding shares of PFS Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures required under the federal securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, a federal statute, no person may acquire control of a savings and loan holding company such as PFS Bancorp unless the Federal Reserve Board has been given 60 days prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable presumption of control under the regulations under certain circumstances including where, as is the case with PFS Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board

Emerging Growth Company Status

PFS Bancorp is an emerging growth company. For as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies. These exemptions include, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, PFS Bancorp also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors audit our internal control over financial reporting. In addition, as an emerging growth company, we have elected to take advantage of the extended transition periods for adopting new or revised financial accounting standards until the date they are required to be adopted by private companies (however, if any new or revised financial accounting standards would not apply to private companies, we would not be able to delay their adoption). Accordingly, our financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. Investors may find our common stock less attractive since we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

PFS Bancorp will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the conversion and offering; (ii) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company effective December 31, 2028, which is the end of the fiscal year following the fifth anniversary of the completion date of the Conversion.

Taxation

Federal Taxation

General. PFS Bancorp and Peru Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to PFS Bancorp and Peru Federal.

Method of Accounting. For federal income tax purposes, Peru Federal currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 50% (100% in 2021) of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At December 31, 2023 and 2022, Peru Federal had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. At December 31, 2023 and 2022, Peru Federal had no net operating loss carrryforwards.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2023 and 2022, Peru Federal had no capital loss carryovers.

Corporate Dividends. PFS Bancorp may generally exclude from our income 100% of dividends received from Peru Federal as a member of the same affiliated group of corporations.

Audit of Tax Returns. Peru Federal’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

PFS Bancorp and Peru Federal are required to file an annual combined Illinois income tax return and pay tax at a stated tax rate of 9.50%. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. Peru Federal’s state income tax returns have not been audited in the most recent five-year period.

As a Maryland business corporation, PFS Bancorp is required to file an annual report with and pay personal property taxes to the State of Maryland

ITEM 1A.Risk Factors

Not applicable, as PFS Bancorp is a “smaller reporting company.”

ITEM 1B.Unresolved Staff Comments

None.

ITEM 1C.Cybersecurity

Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of the Company, including financial, operational, regulatory, reputational, and legal.  Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats.  Our Information Technology Officer is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the President and, as discussed below, periodically to our board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our system or information.  The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards.  In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence fees to facilitate and promote program effectiveness.  Our Information Technology Officer and Information Security Officer, who report directly to our board of directors, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices.  The information security program is reviewed by such personnel with the goal of addressing changing threats and conditions.

We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology.  We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls.  We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats.  We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and reliance tests.  We engage in regular assessments of our infrastructure, software systems, and network architecture, using third-party cybersecurity experts.  We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain.  We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections.  We leverage external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, and to the board of directors.  The Incident Response Plan is coordinated through the Information Technology Officer and key members of management are embedded into the Plan by its design.  The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe.  Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, risks from cybersecurity threats have not materially affected our company.

Governance

Our Information Technology Officer is accountable for managing our enterprise information security function and delivering our information security program.  The responsibilities of this position include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience.  The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the Information Security Officer, provides guidance, oversight, monitoring and challenge of the first line’s activities.  The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the board of directors.  The function, as a whole, consists of information security professionals with varying degrees of education and experience.  Individuals responsible, including third-party vendors, are generally subject to professional education and certification requirements.

Our board of directors has approved management committees including the Information Technology Committee, which focuses on technology impact, and its business impact.  This committee provides oversight and governance of the technology program and the information security program.  This committee is chaired by the Information Technology Officer and includes the Information Security Officer and the Chief Operations Officer.  This committee generally meets monthly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks.  More frequent meetings occur from time to time in accordance with the Incident Response Plan in order to facilitate timely informing and monitoring efforts.  The Information Technology Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the board of directors on a quarterly basis (or more frequently as may be required by the Incident Response Plan).

The board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks.  Our Information Technology Officer Information Security Officer provide quarterly reports to the board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes.  The board of directors reviews and approves our information security and technology budgets and strategies annually.  Additionally, the board of directors reviews our cybersecurity risk profile on a quarterly basis.

ITEM 2.Properties

At December 31, 2023, the net book value of our properties (including furniture, fixtures, improvements, and equipment) was $2.0 million. We operate from our main office located at 1730 Fourth Street, Peru, Illinois (approximately 9,405 square feet – 5,090 square feet on main floor and 4,315 square feet in basement), and a branch office located at 914 Shooting Park Road, Peru, Illinois (approximately 1,936 square feet), both of which we own. Each location has an ATM and a drive-thru. We believe that our current facility is adequate to meet our present and foreseeable needs. We currently do not have any plans or understandings to expand our office network

ITEM 3.Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2023, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PFS Bancorp’s common stock is quoted on the OTCQB Market operated by OTC Markets Group under the symbol “PFSB.” As of December 31, 2023, we had 226 stockholders of record (excluding persons or entities holding stock in street name through various brokerage firms), and 1,725,000 shares of common stock outstanding.

The Company’s common stock began quotations on the OTCQB Market on October 18, 2023. The high and low sales process for the common stock during the quarter ended December 31, 2023 were $9.49 and $8.59, respectively. These prices are bid prices between broker-dealers published by the OTC Markets Group, do not include retail markups or markdowns or any commission to the broker-dealer, and do not necessarily reflect prices in actual transactions.

To date, PFS Bancorp have not paid any cash dividends to our stockholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

There were no sales of unregistered securities or repurchases of shares of common stock during the quarter ended December 31, 2023.

ITEM 6. Reserved

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our consolidated financial condition and results of operations. The information in this section has been derived from the consolidated financial statements, which appear elsewhere in this annual report. You should read the information in this section in conjunction with the other business and financial information provided in this annual report.

Overview

Our business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations, in residential real estate loans and, to a lesser extent, commercial real estate loans, agricultural mortgage loans, construction and land development loans, commercial loans, home equity loans and lines of credit, and consumer loans. We also invest in securities, which have historically consisted primarily of U.S. government and agency securities, mortgage-backed securities and obligations issued by U.S. government sponsored enterprises, and state and municipal securities. We offer a variety of deposit accounts including checking accounts, savings accounts and certificate of deposit accounts. Peru Federal is subject to comprehensive regulation and examination by the OCC.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for credit losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, other service charges and fees, and income from bank owned life insurance. Non-interest expense currently consists primarily of expenses related to salaries and employee benefits, occupancy and equipment, data processing, contract services, director fees, FDIC deposit insurance premiums, and other expenses.

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses. At December 31, 2023, our investment in bank owned life insurance was $3.9 million, which was within this investment limit.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●	Continue to focus on originating one- to four-family residential mortgage loans for retention in our portfolio. We are primarily a one- to four-family residential mortgage loan lender for borrowers in our primary market area. At December 31, 2023, $62.7 million, or 68.6% of our total loan portfolio, consisted of residential mortgage loans. We expect that residential mortgage lending will remain our primary lending activity.
●	Grow and diversify our loan portfolio prudently by increasing originations of commercial real estate loans and commercial loans. Although we intend to continue our historical focus on the origination of residential mortgage loans, we intend to prudently increase our originations of commercial real estate loans and commercial loans to diversify our loan portfolio and increase yield. At December 31, 2023, commercial real estate loans (including agricultural real estate loans) amounted to $15.7 million, or 17.13% of total loans, and commercial loans amounted to $5 million, or 5.47% of total loans. Commercial real estate loans and commercial loans have higher credit risk than one- to four-family residential mortgage loans.
●	Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At December 31, 2023, our nonperforming assets totaled $333,000, or 0.37% of total assets.

●	Continue to grow low-cost “core” deposits. We consider our core deposits to include all deposits other than certificates of deposit. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $96.5 million, or 61.8% of total deposits, at December 31, 2023.
●	Remain a community-oriented institution and relying on high quality service to maintain and build a loyal local customer base. We were established in 1887 and have been operating continuously in Peru, Illinois, since that time. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a loyal base of local retail customers on which we hope to continue to build our banking business.
●	Grow organically and through opportunistic branching. We intend to grow our balance sheet organically on a managed basis, and the capital we are raising in the stock offering will enable us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices. The capital we are raising in the stock offering would help us fund any such opportunities that may arise. We have no current plans or intentions regarding any such expansion activities.

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

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

The following represent our critical accounting policies:

Allowance for Credit Losses. The allowance for credit losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for credit losses which is charged against income. In determining the allowance for credit losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.

Management performs a quarterly evaluation of the allowance for credit losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The allowance for credit on loans and unfunded commitments (“allowance”) represents management’s estimate of the reserve necessary to adequately account for probable losses that could ultimately be realized from current loan exposures. In determining the adequacy of the allowance, management relies predominately on a disciplined credit review and approval process. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty.

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to income. Credit losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are individually evaluated. For those loans that are individually evaluated, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the individually evaluated loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	At December 31,
	2023	2022

	(In thousands)
Selected Financial Condition Data:
Total assets	$193,453	$174,134
Cash and cash equivalents	20,202	12,561
Available-for-sale debt securities	63,513	63,329
Held-to-maturity debt securities	8,947	3,146
Loans, net	90,715	84,916
Premises and equipment, net	2,037	2,150
Federal Home Loan Bank stock	347	347
Cash surrender value of bank owned life insurance	3,877	3,783
Total deposits	156,161	152,707
Federal Home Loan Bank advances	—	—
Total equity capital	35,519	20,139

	For the Years Ended December 31,
	2023	2022

	(In thousands)
Selected Operating Data:
Total interest and dividend income	$6,556	$4,803
Total interest expense	1,869	640
Net interest income	4,687	4,163
Provision (credit) for credit losses	99	61
Net interest income after provision (credit) for credit losses	4,588	4,102
Total noninterest income	670	509
Total noninterest expense	4,010	3,625
Income before income taxes	1,248	986
Provision for income taxes	240	155
Net income	$1,008	$831

	At or For the Years Ended December 31,
	2023	2022

Performance Ratios:
Return on average assets	0.55%	0.46%
Return on average equity	4.65	3.99
Interest rate spread (1)	2.44	2.35
Net interest margin (2)	2.70	2.42
Noninterest expense as a percentage of average assets	2.21	2.00
Efficiency ratio (3)	74.86	78.62
Average interest-earning assets as a percentage of average interest-bearing liabilities	124.71	121.47

Capital Ratios:
Average equity as a percentage of average assets	11.9%	11.5%
Total capital as a percentage of risk-weighted assets	34.1	28.7
Tier 1 capital as a percentage of risk-weighted assets	33.4	28.1
Common equity Tier 1 capital as a percentage of risk-weighted assets	33.4	28.1
Tier 1 capital as a percentage of average assets	15.7	13.8

Asset Quality Ratios:
Allowance for credit losses as a percentage of total loans	0.74%	0.64%
Allowance for credit losses as a percentage of non-performing loans	93.49	87.16
Allowance for credit losses as a percentage of non-accrual loans	202.70	464.10
Non-accrual loans as a percentage of total loans	0.36	0.14
Net recoveries (charge-offs) as a percentage of average outstanding loans	—	(0.01)
Non-performing loans as a percentage of total loans	0.79	0.73
Non-performing loans as a percentage of total assets	0.36	0.36
Total non-performing assets as a percentage of total assets	0.37	0.36

Other Ratios:
Total loans as a percentage of total deposits	58.52%	55.96%

Other Data:
Number of offices	2	2
Number of full-time employees	23	23
Number of part-time employees	2	3
(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total Assets. Total assets were $193.5 million at December 31, 2023, an increase of $19.4 million, or 11.2%, compared to $174.1 million at December 31, 2022. This increase was primarily due to an increase in liquidity related to the mutual-to-stock conversion of $14.2 million, and a $515,000 increase in the net market value of available-for-sale securities.

Cash and Due From Banks. Cash and due from banks increased by $7.5 million, or 59.1%, to $20.2 million at December 31, 2023 from $12.7 million at December 31, 2022. The increase was primarily due to the stock conversion proceeds and an increase in deposits of $3.5 million.

Available-For-Sale Investment Securities. Investment securities increased $184,000, or 0.3%, to $63.5 million at December 31, 2023 from $63.3 million at December 31, 2022. Mortgage-backed securities decreased $3.7 million, or 9.7%, to $34.5 million at December 31, 2022 from $38.2 million at December 31, 2022. U.S. government agency securities increase by $2.5 million, or 47.2%, to $7.8 million at December 31, 2023 from $5.3 million at December 31, 2022. Municipal securities increased $1.4 million, or 7.1%, to $21.2 million at December 31, 2023 from $19.8 million at December 31, 2022. Aggregate securities purchases of $6.8 million during the year ended December 31, 2023 were partially offset by sales, calls, maturities and repayments of $6.9 million.

The average yield on investment securities increased to 2.50% for the year ended December 31, 2023 from 1.81% for the year ended December 31, 2022, as a result of the maturity of lower yielding securities and the effects of the rising interest rate environment.

Held-To-Maturity Investment Securities. Investment securities increased by $5.8 million, or 187.1%, to $8.9 million at December 31, 2023 from $3.1 million at December 31, 2022. Certificates of deposit increase $5.9 million, or 268.2%, to $8.1 million at December 31, 2023 from $2.2 million at December 31, 2022. U.S. government agency securities decrease by $56,000, or 6.1%, to $861,000 at December 31, 2023 from $917,000 at December 31, 2022. Aggregate securities purchases of $7.1 million during the year ended December 31, 2023 were partially offset by sales, calls, maturities and repayments of $1.2 million.

Loans, Net. Loans, net, increased by $5.8 million, or 6.8%, to $90.7 million at December 31, 2023 from $84.9 million at December 31, 2022. During the year ended December 31, 2023, loan originations totaled $20.0 million, comprised of $6.7 million of one-to-four family residential mortgage loans, $3.4 construction and land development loans, $4.3 million of commercial real estate loans, $3.2 million of commercial loans, and $2.4 million of consumer loans.

During the year ended December 31, 2023, one-to-four family residential mortgage loans increased $1.7 million, or 2.8%, to $62.8 million at December 31, 2023 from $61.1 million at December 31, 2022, commercial real estate loans decreased $158,000, or 0.88%, to $17.7 million from $17.9 million at December 31, 2022, construction and land development loans increased $1.3 million or 86.7%, to $2.8 million from $1.5 million at December 31, 2022, commercial loans increased by $2.9 million, or 138.1%, to $5.0 million at December 31, 2023 from $2.1 million at December 31, 2022 and consumer loans increased by $226,000, or 0.8%, to $3.0 million at December 31, 2023 from $2.8 million at December 31, 2022.

Increases in loan balances reflect our strategy to grow our loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loan and commercial loans. Management intends to continue this strategy in future periods.

Deposits. Deposits increased by $3.5 million, or 2.3%, to $156.2 million at December 31, 2023 from $152.7 at December 31, 2022. Core deposits (defined as deposits other than certificates of deposit) decreased by $7.9 million, or 7.6%, to $96.5 million at December 31, 2023 from $104.4 million at December 31, 2022. Certificates of deposit increased $11.4 million, or 23.6%, to $59.7 million at December 31, 2023 from $48.3 million at December 31, 2022. The increase in deposits was primarily due to organic growth. The increase in certificates of deposit was due to the shift from core deposits to higher yielding certificates of deposit due to the increase in market interest rates.

Management continued its strategy of pursuing growth in demand accounts and lower cost core deposits with market conditions affecting this strategy in the current year. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Total Stockholders’ Equity. Total equity capital increased by $15.4 million, or 76.6%, to $35.5 million at December 31, 2023 from $20.1 million at December 31, 2022. The increase resulted from the issuance of stock with net proceeds of $14.3 million, accumulated other comprehensive income (as a result of market value adjustment of available-for-sale securities due to accelerated raising rates during the year) improving by $515,000, and by $1.0 million from net income during the year ended December 31, 2023.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. No tax-equivalent yield adjustments have been made, as the effects are immaterial. Average balances are calculated using daily average balances. Non-accrual loans are included in average balances only. Average yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan fees/costs are immaterial.

	For the Years Ended December 31,
	2023			2022
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$21,145	$962	4.55%	$16,258	$169	1.04%
Available-for-sale debt securities	59,488	1,490	2.50%	69,006	1,251	1.81
Held-to-maturity debt securities	7,157	300	4.19%	2,732	64	2.34
Equity securities	94	3	3.19%	117	2	1.70
Loans, net	85,258	3,785	4.44%	83,163	3,306	3.98
Federal Home Loan Bank stock	347	16	4.48%	343	11	3.14
Total interest-earning assets	173,489	6,556	3.78%	171,619	4,803	2.80
Noninterest-earning assets	10,542			9,182
Total assets	$184,031			$180,801

Interest-bearing liabilities:
Regular savings deposits	$33,468	60	0.18%	$37,542	70	0.19%
NOW savings deposits	21,222	47	0.22%	26,583	30	0.11
Money market deposits	26,237	326	1.24%	29,365	141	0.48
Time deposits	58,192	1,436	2.47%	46,021	399	0.87
Total interest-bearing deposits	139,119	1,869	1.34%	139,511	640	0.46
Federal Home Loan Bank advances	—	—	—%	1,769	—	—
Other interest-bearing liabilities	—	—	—%	—	—	—
Total interest-bearing liabilities	139,119	1,869	1.34%	141,280	640	0.45
Noninterest-bearing demand deposits	22,812			17,493
Other noninterest-bearing liabilities	1,581			1,261
Total liabilities	163,512			160,034
Total equity capital	20,519			20,767
Total liabilities and equity capital	$184,031			$180,801
Net interest income		$4,687			$4,163
Net interest rate spread (1)			2.44%			2.35%
Net interest-earning assets (2)	$34,370			$30,339
Net interest margin (3)			2.70%			2.42%
Average interest-earning assets to interest-bearing liabilities	124.71%			121.47%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Year Ended December 31, 2023 vs. 2022
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$50	$743	$793
Available-for-sale debt securities	(172)	411	239
Held-to-maturity debt securities	105	131	236
Equity securities	2	(1)	1
Loans, net	83	396	479
Federal Home Loan Bank stock	—	5	5
Total interest-earning assets	68	1,685	1,753

Interest-bearing liabilities:
Regular savings deposits	(8)	(2)	(10)
NOW savings deposits	(6)	23	17
Money market deposits	(15)	200	185
Time deposits	106	931	1,037
Total deposits	77	1,152	1,229
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	77	1,152	1,229

Change in net interest income	$(9)	$533	$524

Comparison of Operating Results for the Years Ended December 31, 2023 and December 31, 2022

General. Net income for the year ended December 31, 2023 was $1.0 million, an increase of $177,000, or 21.3%, compared to $831,000 for the year ended December 31, 2022. The increase in net income was primarily due to an increase in net interest income of $524,000, non-interest income increase of $161,000, partially offset by an increase in noninterest expense of $385,000, and an increase in provision for income taxes of $85,000.

Interest Income. Interest income increased by $1.8 million or 37.5%, to $6.6 million at December 31, 2023 from $4.8 million at December 31, 2022. The increase in interest income is attributed to a $479,000, or 14.5%, increase in loan interest, $239,000, or 18.9% increase in interest from available-for-sale securities and a $1.0 million, or 474.2% increase in other interest income.

The average balance on loans during the year ended December 31, 2023 increased by $2.1 million, or 2.5%, from the year ended December 31, 2022. The average yield on loans increased to 4.44% for the year ended December 31, 2023 from 3.98% for the year ended December 31, 2022 due to the origination of higher yielding loans.

The average balance of available-for-sale investment securities decreased $9.5 million to $59.5 million for the year ended December 31, 2023 from $69.0 million for the year ended December 31, 2022. The average yield on available-for-sale investment securities increased to 2.50% for the year ended December 31, 2023 from 1.81% for the year ended December 31, 2022. The increase in the average yield on available-for-sale investment securities was primarily due to the rising market interest rate environment. Interest income on cash and cash equivalents, comprised primarily of deposits in other financial institutions and overnight deposits, increased by $793,000, or 469.2%, for the year ended December 31, 2023, due to an increase in average balance of $4.9 million and an increase in the average yield to 4.55% for the year ended December 31, 2023 from 1.04% for the year ended December 31, 2022. The increase in average yield was due to the rise in market interest rates.

Interest Expense. Total interest expense increased $1.2 million, or 192.0%, to $1.9 million for the year ended December 31, 2023 from $640,000 for the year ended December 31, 2023. The increase was primarily due to the increase in the average cost of deposits to 1.34% for the year ended December 31, 2023 from 0.45% for the year ended December 31, 2022, reflecting the rising market interest rate environment. The average balance of deposits decreased by $392,000, or 0.3%, to $139.1 million for the year ended December 31, 2023 from $139.5 million for the year ended December 31, 2022.

Net Interest Income. Net interest income increased $524,000, or 12.6%, to $4.7 million for the year ended December 31, 2023 compared to $4.2 million for the year ended December 31, 2022. The increase reflects the increase in the interest rate spread to 2.44% for the year ended December 31, 2023 from 2.35% for the year ended December 31, 2022, while average net interest-earning assets increased $4.0 million year-to-year. The net interest margin increased to 2.70% for the year ended December 31, 2023 from 2.42% for the year ended December 31, 2022. Both the interest rate spread and net interest margin increased due to the rising interest rate environment.

Provision(Credit) for Credit Losses. The provision for credit losses increased by $38,000, to $99,000 for the year ended December 31,2023 from a provision of $61,000 for the year ended December 31, 2022. The allowance for credit losses increased by $132,000, or 24.3%, to $675,000 at December 31, 2023 from $543,000 at December 31, 2022. The allowance for credit losses represented 0.74% of total loans at December 31, 2023 and 0.64% of total loans as of December 31, 2022. The determination of the adequacy of the allowance for credit losses was based primarily on the low balances of nonperforming loans, delinquent loans and net charge offs in both periods.

Total non-performing loans were $333,000 at December 31, 2023, compared to $623,000 at December 31, 2022. Classified loans totaled $1.9 million at December 31, 2023, compared to $1.9 million at December 31, 2022, and total past due greater than 30 days were $1.4 million and $1.6 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 93.49% at December 31, 2023 compared to 87.16% at December 31, 2022.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2023 and 2022. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact the Peru Federal’s financial condition and results of operations. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses. The OCC may have judgements different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increases in the allowance for credit losses may adversely affect our financial condition and results of operations.

Noninterest Income. Noninterest income totaled $670,000 for the year ended December 31, 2023, an increase of $161,000, or 31.6%, from $509,000 for the year ended December 31, 2022. The increase was primarily due to a $221,000 loss on available-for-sale securities resulting from a $6.3 million bond swap involving the sale of a lower yielding bond and using the sale proceeds to purchase a higher yielding bond that occurred in 2022 with no sale of securities in 2023.

Noninterest Expense. Noninterest expense increased $385,000, or 10.6%, to $4.0 million for the year ended December 31, 2023, compared to $3.6 million for the year ended December 31, 2022. The increase was due primarily to a $295,000, or 14.7%, increase in salaries and employee benefits related to the stock conversion.

Provision for Income Taxes. The provision for income taxes increased by $85,000, or 54.8%, to $240,000 for the year ended December 31, 2023, compared to $155,000 for the year ended December 31, 2022. The increase was due primarily to a $262,000, or 26.6%, increase in pretax income. The effective tax rates were 19.2% and 15.6% for the years ended December

31, 2023 and 2022, respectively. The increase in the effective tax rate was primarily due to the lower level of tax-exempt income from municipal securities during 2023.

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

The following table sets forth, as of December 31, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2023
		Estimated Increase		EVE as a Percentage of Present
		(Decrease) in EVE		Value of Assets (3)
					Increase
Change in Interest	Estimated				(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
300	27,225	(12,424)	(31.33)	16.37	(473.00)
200	31,598	(8,051)	(20.31)	18.22	(288.00)
100	35,730	(3,919)	(9.88)	19.81	(129.00)
Level	39,649	—	—	21.10	—
(100)	41,756	2,107	5.310	21.50	40.00
(200)	42,515	2,866	7.230	21.29	19.00
(300)	40,980	1,331	3.360	20.14	(96.00)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2023, we would experience a 2.88% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.19 % increase in EVE in the event of an instantaneous 200 basis point decrease in interest rates.

Change in Net Interest Income. The following table sets forth, at December 31, 2023, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2023
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
(Dollars in thousands)
300	5,206	(1.37)
200	5,225	(1.00)
100	5,250	(0.53)
Level	5,278	—
(100)	5,325	0.88
(200)	5,490	4.01
(300)	5,381	1.94
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2023, we would have experienced a 1.00% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 4.01% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from a correspondent bank. At December 31, 2023, we had no borrowings from the Federal Home Loan Bank of Chicago but had the capacity to borrow $45.4 million. At December 31, 2023, we had no borrowings from the correspondent bank but had the capacity to borrow $4.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the year ended December 31, 2023, cash flows from operations, investing, and financing activities resulted in a net increase in cash and cash equivalents of $7.6 million. Net cash provided by operating activities amounted to $1.9 million, primarily due to net income from operations. Net cash used in investing activities amounted to $11.7 million, primarily due to purchases of debt securities and increase in loans of $5.9 million. Net cash provided by financing activities amounted to $17.3 million, primarily due to the increase of deposits and the issuance of common stock.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

PFS Bancorp is a separate legal entity from Peru Federal and must provide for its own liquidity to pay its operating expenses and other financial obligations. PFS Bancorp’s primary source of income is dividends received from Peru Federal. The amount of dividends that Peru Federal may declare and pay to PFS Bancorp is governed by applicable bank regulations. At December 31, 2023, PFS Bancorp (on an unconsolidated basis) had liquid assets of $7.1 million.

At December 31, 2023, Peru Federal was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 13 to the notes to consolidated financial statements.

Off-Balance Sheet Arrangements. At December 31, 2023, we had $3.7 million of outstanding commitments to originate loans, $996,000 of which represents the balance of remaining funds to be disbursed on construction loans in process, $1.5 million in unused commercial line of credit commitments and $959,000 of unfunded home equity loans. At December 31, 2023, certificates of deposit that are scheduled to mature on or before December 31, 2024 totaled $45.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 1 of the notes to the consolidated financial statements appearing elsewhere in this annual report.

41

Impact of Inflation and Changing Prices

The financial statements and related data presented in this annual report have been prepared according to GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information regarding this Item is contained in Item 7 under the heading “Management of Market Risk.”

42

ITEM 8.Financial Statements and Supplementary Data

PFS BANCORP, INC.

4890 Owen Ayres Ct. Suite 200 Eau Claire, WI 54701	715 832 3407 wipfli.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Peru Federal Savings Bank

Peru, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Peru Federal Savings Bank and subsidiary (the “Bank”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income (loss), equity capital and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Bank as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on the Bank’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Bank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Bank is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Bank’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Bank’s auditor since 2022.

Wipfli LLP

Eau Claire, Wisconsin

March 26, 2024

PFS Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

(In thousands)

	December 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents — cash and due from bank	$20,202	$12,651
Available-for-sale debt securities (net of credit losses of $0 at December 31, 2023 and 2022, respectively, amortized cost of $67,949 and $68,486 at December 31, 2023 and 2022, respectively)	63,513	63,329
Held-to-maturity debt securities (net of allowance for credit losses of $0 as of December 31, 2023 and 2022)	8,947	3,146
Equity securities	115	88
Loans, net of allowance for credit/loan losses of $675 and $543 at December 31, 2023 and December 31, 2022	90,715	84,916
Premises and equipment, net of accumulated depreciation of $2,748 and $2,608 at December 31, 2023 and December 31, 2022	2,037	2,150
Federal Home Loan Bank stock	347	347
Interest receivable	689	592
Cash surrender value of bank-owned life insurance	3,877	3,783
Deferred income taxes	1,831	1,956
Mortgage servicing rights	300	315
Income tax receivable	—	98
Other	880	763

Total assets	$193,453	$174,134

Liabilities and Equity Capital

Liabilities
Deposits
Demand	$20,810	$17,248
Savings, NOW and money market	75,676	87,120
Time	59,675	48,339

Total deposits	156,161	152,707
Deferred compensation	921	687
Income tax payable	257	—
Interest payable and other liabilities	595	601

Total liabilities	157,934	153,995

Equity Capital
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 14,000,000 shares authorized, 1,725,000 issued, 1,685,000 outstanding at December 31, 2023	17	—
Additional Paid in Capital	15,605	—
Unallocated common stock of ESOP	(1,325)	—
Treasury stock - 40,000 shares in 2023	(400)
Retained earnings	24,796	23,828
Accumulated other comprehensive income (loss)	(3,174)	(3,689)

Total equity capital	35,519	20,139

Total liabilities and equity capital	$193,453	$174,134

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Income

Years Ended December 31, 2023 and 2022

(In Thousands)

	2023	2022

Interest and Dividend Income
Loans, including fees	$3,785	$3,306
Debt securities
Taxable	1,005	768
Tax-exempt	501	499
Dividends	19	13
Other	1,246	217

Total interest and dividend income	6,556	4,803

Interest Expense
Deposits	1,869	640

Net Interest Income	4,687	4,163

Provision for Credit Losses	99	61

Net Interest Income After Provision for Credit Losses	4,588	4,102

Noninterest Income
Commission income	23	28
Customer service fees	414	368
Net realized gain on loan sales	—	140
Loan servicing fees	71	78
Realized loss on sale of available-for-sale debt securities	—	(221)
Other	162	116

Total noninterest income	670	509

Noninterest Expense
Salaries and employee benefits	2,297	2,002
Occupancy	255	244
Depreciation	150	145
Data processing	539	573
Professional fees	243	152
Marketing	144	129
Printing and office supplies	68	69
Foreclosed assets, net	4	13
Deposit insurance premiums	141	140
Net realized loss on loan sales	7	—
Other	162	158

Total noninterest expense	4,010	3,625

Income Before Income Taxes	1,248	986

Provision for Income Taxes	240	155

Net Income	$1,008	$831

Earnings (Loss) per share-basic and diluted	$0.65	—
Weighted-average shares outstanding-basic and diluted	1,552,520	—

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2023 and 2022

(In Thousands)

	2023	2022

Net Income	$1,008	$831

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale debt securities, net of taxes of $206 and $(1,710) for the year ended December 31, 2023 and 2022, respectively	515	(4,290)

Less reclassification adjustment for realized losses included in net income, net of taxes of $0 and $63 for 2023 and 2022, respectively	—	158
Other comprehensive income (loss)	515	(4,132)

Comprehensive Income (Loss)	$1,523	$(3,301)

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Equity Capital

Years Ended December 31, 2023 and 2022

(In Thousands)

					Accumulated
			Unallocated		Other
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock	Total
Balance, December 31, 2021	$—	$—	$—	$22,997	$443	$—	$23,440

Net income	—	—	—	831	—	—	831
Other comprehensive loss	—	—	—	—	(4,132)	—	(4,132)
Balance, December 31, 2022	$—	$—	$—	$23,828	$(3,689)	$—	$20,139

Net income	—	—	—	1,008	—	—	1,008
Adoption of ASC No. 2016-13, Financial Instruments-Credit Losses (Topic 326), net of taxes of $15.	—	—	—	(40)	—	—	(40)
Proceeds from issuance of shares	17	15,611	(1,380)	—	—	—	14,248
ESOP shares committed to be released	—	(6)	55	—	—	—	49
Purchased 40,000 shares of treasury stock	—	—	—	—	—	(400)	(400)
Other comprehensive income	—	—	—	—	515	—	515

Balance, December 31, 2023	$17	$15,605	$(1,325)	$24,796	$(3,174)	$(400)	$35,519

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Years Ended December 31, 2023 and 2022
(In Thousands)

	2023	2022
Operating Activities
Net income	$1,008	$831
Items not requiring (providing) cash
Depreciation	150	145
Provision for credit losses	99	61
Amortization of premiums and discounts on debt securities	450	913
Deferred income taxes	(65)	(2)
Change in fair value of equity securities	(27)	24
Realized loss on sale of available-for-sale debt securities	—	221
Net realized (gain) loss on loan sales	7	(140)
Loss on sale of premises and equipment	7	—
Earnings on cash surrender value of life insurance	(94)	(87)
ESOP compensation expense	49	—
Changes in
Interest receivable	(97)	(26)
Other assets and income tax receivable	(19)	185
Interest payable and other liabilities	485	84
Net cash provided by operating activities	1,953	2,209

Investing Activities
Purchases of available-for-sale debt securities	(6,795)	(17,969)
Proceeds from sale of available-for-sale debt securities	—	6,172
Proceeds from maturities of available-for-sale debt securities	6,888	13,273
Purchase of held-to-maturity debt securities	(7,099)	(987)
Proceeds from maturities of held-to-maturity debt securities	1,292	882
Net change in loans	(5,946)	(4,113)
Purchase of premises and equipment	(44)	(136)
Purchase of FHLB stock	—	(17)
Net cash used in investing activities	(11,704)	(2,895)

Financing Activities
Net increase (decrease) in demand deposits, money market,
NOW and savings accounts	(7,882)	(4,563)
Net increase in certificates of deposit	11,336	1,358
Gross proceeds from stock offering	17,250	—
Stock offering costs, net	(1,622)	—
Purchase of ESOP shares	(1,380)	—
Purchase of treasury stock (deferred compensation plans)	(400)	—
Repayment of Federal Home Loan Bank advance	—	(5,000)
Net cash provided by (used in) financing activities	17,302	(8,205)
Increase (Decrease) in Cash and Cash Equivalents	7,551	(8,891)
Cash and Cash Equivalents, Beginning of Year	12,651	21,542
Cash and Cash Equivalents, End of Year	$20,202	$12,651
Supplemental Cash Flows Information
Interest paid	$1,885	$624
Income taxes paid	$23	$300

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

PFS Bancorp, Inc, a Maryland corporation (the “Company”) was formed to serve as the stock holding company for Peru Federal Savings Bank (“Bank”) as part of the mutual-to-stock conversion. Upon completion of the conversion, which occurred on October 17, 2023, PFS Bancorp, Inc. became 100% owner of Peru Federal Savings Bank. 100% of the common stock of PFS Bancorp, Inc. is held by the public. The cost of the reorganization and the issuing of common stock totaling $1.6 million were deferred and deducted from the sales proceeds of the offering.

Peru Federal Savings Bank is a federal chartered mutual savings bank. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in northern Illinois, primarily LaSalle County, from its two facilities located in Peru, Illinois. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. Peru Federal Savings Bank has a wholly owned subsidiary, PFSB Financial Services Inc. PFSB was inactive in 2022 and 2023.

Jumpstart Our Business Startups Act

The Jumpstart Our Business Act (the JOBS Act), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during the most recently completed fiscal year qualifies as an “emerging growth company”. The Company qualifies as an “emerging growth company” and believes that it will continue to qualify as an “emerging growth company” until five years from the completion of the stock offering.

As an “emerging growth company” the Company has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the financial statements may not be comparable to the financial statements of companies that comply with such new or revised accounting standards.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2023 and 2022, cash equivalents consisted of due from bank accounts.

At December 31, 2023 and 2022, the Company’s cash accounts exceeded federally insured limits by $1,329 and $1,869, respectively.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and the allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $346 and $336 at December 31, 2023 and December 31, 2022 respectively and is excluded from the estimate of credit losses.

Effective January 1, 2023, the Company uses a current expected loss (“CECL”) model to estimate the allowance for credit losses on securities held to maturity. The CECL model considers historical loss rates and other qualitative adjustments, as well as a new forward-looking component that considers reasonable and supportable forecasts over the expected life of each security.

Management believes the Company will collect all amounts owed on securities held to maturity issued by the U.S. government or a U.S. government-sponsored agency since these securities are either explicitly or implicitly guaranteed by the U.S. government, and have a long history of no credit losses. Management evaluates all other securities held to maturity using a probability of default method. The probability of default method estimates the probability a security with a certain credit rating will default during its remaining contractual term (probability of default) and how much loss is expected to be incurred if a security defaults (loss give default rate). The Company obtains information from (e.g., Moody’s) to estimate the probability of default for each credit rating based on the remaining term of the security and the loss given default rate.

Accrued interest receivable on held-to-maturity debt securities totaled $33 and $11 at December 31, 2023 and December 31, 2022 respectively and is excluded from the estimate of credit losses.

Prior to January 1, 2023 debt securities with fair value below amortized cost when the Bank does not intend to sell a debt security, and it is more likely than not the Bank will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income (loss). For held-to-maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income (loss) for the noncredit portion of a previous other-than- temporary

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

impairment is amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for credit losses, and for loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of direct origination costs are recognized as income or expensed when received or incurred since capitalization of these fees and costs would not have a significant impact on the consolidated financial statements.

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

The Board of Directors reviews and approves the Bank’s lending policy on an annual basis. Quarterly, the Board Loan Committee reviews the allowance for credit losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.

Allowance for Credit Losses on Loans and Unfunded Commitments

The Company adopted ASU No. 2016-13 and began accounting for credit losses under ASC 326, Financial Instruments – Credit Losses, on January 1, 2023. The new standard significantly changed the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss impairment model to an expected credit loss model. Refer to the “Recently Adopted Accounting Pronouncements” section of this note for more information on the impact to the consolidated financial statements.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

The allowance for credit on loans and unfunded commitments (“allowance”) represents management’s estimate of the reserve necessary to adequately account for probable losses that could ultimately be realized from current loan exposures. In determining the adequacy of the allowance, management relies predominately on a disciplined credit review and approval process. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty.

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to income. Credit losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are individually evaluated. For those loans that are individually evaluated, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the individually evaluated loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

Subsequent to the adoption of ASC 326:

Effective January 1, 2023, the Company uses a current expected credit loss (“CECL”) model to estimate the allowance for credit losses on loans. The CECL model considers historical loss rates and other qualitative adjustments, as well as new forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the allowance for credit losses on loans estimate under the CECL model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements, performs an individual evaluation of certain collateral dependent and other credit-deteriorated loans, calculates the historical loss rates for the segmented loan pools, applies the loss rates over the calculated life of the collectively evaluated loan pools; adjusts for forecasted macro-level economic conditions and other anticipated changes in credit quality; and determines qualitative adjustments based on factors and conditions unique to the Company’s loan portfolio.

Under the CECL model, loans that do not share similar risk characteristics with the loans in their respective pools are individually evaluated for expected credit losses and are excluded from the collectively evaluated loan credit loss estimates. Management evaluates nonaccrual loans, and other loans with evidence of credit deterioration. For loans individually evaluated, a specific reserve is estimated based on either the fair value of collateral or the discounted value of expected future cash flows.

Management evaluates all collectively evaluated loan pools using the weighted average remaining life (“remaining life”) methodology. The remining life methodology applies calculated quarterly net loss rates to collectively evaluated loan pools on a periodic basis based on the estimated remining life of each pool. The estimated losses under the remaining life methodology are then adjusted for qualitative factors deemed appropriate by management.

The estimated remining life of each pool is determined using quarterly, pool-based attrition measurements using the Company’s loan-level historical data. The Company’s historical call report data is utilized for historical loss rate calculations, and the lookback period for each collectively evaluated loan pool is determined by management based upon the

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

estimated remaining life of the pool. Forecasted historical loss rates are calculated using the Company’s historical data based on the lookback, forecast, and reversion period inputs by management. Management elected to utilize a 2-year forecast period, with immediate reversion to historical losses after the forecast period.

The quantitative analysis described above is supplemented with other qualitative factors based on the risks presented for each collectively evaluated loan pool. These qualitative factors include: past due loan trends; collateral value trends, changes to lending policies, quality of loan review, expertise of management, regulatory environment, micro and macro economic conditions, and effects of changes in credit concentrations.

Unfunded commitments are evaluated using the same pool methodology and assumptions as the allowance for credit losses on collectively evaluated loans, adjusted for estimated funding rates based on historical rates. A reserve is maintained for these unfunded commitments to absorb estimated probable credit losses over noncancelable loan commitments. The allowance for losses on unfunded commitments is included in other liabilities on the balance sheet.

The Company may modify loans to borrowers experiencing financial difficulty and grant concessions that could include principal loan forgiveness, maturity date extension, interest rate, interest-only period, and payment deferral.

The Company excludes accrued interest receivable from the amortized cost basis of loans when estimating credit losses and when presenting required disclosures in the financial statements. Accrued interest on loans totaling $652 and $592 at December 31, 2023 and 2022, respectively, was excluded from the amortized cost basis of loans. Accrued interest is written off at the same time as when a loan is moved to non-accrual status.

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

Construction and Land Development Real Estate: Construction and land development real estate loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions, and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Bank’s market areas.

Commercial: The commercial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Commercial business loans also include Small Business Administration (SBA) Paycheck Protection Program (PPP) loans which are covered by a 100% government guaranty. As of December 31, 2023 and 2022, the Bank had no PPP loans outstanding.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

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

Prior to the adoption of ASC 326:

The allowance for loan losses was evaluated on a regular basis by management and was based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may have affected the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that were susceptible to significant revisions as more information became available.

The allowance consisted of allocated and general components. The allocated component related to loans that were classified as impaired. For those loans that were classified as impaired, an allowance was established when the discounted cash flows (or collateral value or observable market price) of the impaired loan was lower that the carrying value of that loan. The general component covered nonclassified loans and was based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Other adjustments were made to the allowance for pools of loans after an assessment of internal and external influences on credit quality that were not fully reflected in the historical loss or risk rating data.

Prior to January 1, 2023, A loan was considered impaired when, based on current information and events, it was probable that the Bank would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment included payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment was measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan was collateral dependent.

Groups of loans with similar risk characteristics were collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affected repayment of the loans. Accordingly, the Bank did not separately identify individual consumer and residential loans for impairment measurements, unless such loans were the subject of a restructuring agreement due to financial difficulties of the borrower.

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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

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

Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change and may have an adverse impact on the value of the mortgage servicing right and may result in a reduction to noninterest income.

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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

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

Advertising

Advertising costs are expensed as incurred.

New Accounting Pronouncements

Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit losses in Financial Instruments – This standard significantly changes how financial assets measured at amortized cost are presented. Such assets, which include most loans and securities held to maturity, are presented at the net amount expected to be collected over their remaining contractual lives. Estimated credit losses are based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. The standard also changes the accounting for credit losses related to securities available for sale and purchased financial assets with a more-than insignificant amount of credit deterioration since origination. The Company adopted ASU No 2016-13 on January 1, 2023, and recorded a cumulative tax effect adjustment of $40 to retained earnings. Results for the year ended December 31, 2023, are presented under Accounting Standards Codification (ASC) 326 while prior period amounts continue to be reported in accordance with previously applicable accounting standards generally accepted in the United States (US GAAP).

ASU No. 2022-02, Troubled Debt Restructuring and Vintage Disclosures, Topic 326 (Financial Instruments-Credit Losses) – This standard eliminates the recognition and measurement guidance for troubled debt restructurings by creditors under ASC Subtopic 310-40, Receivables – Trouble Debt Restructurings by Creditors, and, instead requires the Company to evaluate (consistent with other loan modifications accounting standards) whether a loan modification represents a new loan or a continuation of an existing loan. The amendments to the standard also enhance existing disclosure requirements, and introduce new requirements related to certain modifications of loans made to borrowers experiencing financial difficulty. The Company adopted ASU No. 2022-02 on January 1, 2023, on a prospective basis. See Note 5 for new disclosures related to the new accounting standard.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

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

Note 3:  Debt Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of debt securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2023:
U.S. Government and federal agencies	$8,016	$—	(197)	$7,819
Mortgage-backed:
Government sponsored enterprises (GSEs)- residential	38,158	51	(3,691)	34,518
State and political subdivisions	21,775	139	(738)	21,176

	$67,949	$190	$(4,626)	$63,513

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2022:
U.S. Government and federal agencies	$5,532	$—	$(205)	$5,327
Mortgage-backed:
Government sponsored enterprises (GSEs)- residential	42,224	4	(4,004)	38,224
State and political subdivisions	20,730	12	(964)	19,778

	$68,486	$16	$(5,173)	$63,329

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Debt Securities:
December 31, 2023
U.S. Government and Federal agencies	$861	$—	$(135)	$726
Mortgage-backed:
GSE residential	—	—	—	—
Certificates of Deposit	8,086	58	(14)	8,130

	$8,947	$58	$(149)	$8,856

Held-to-maturity Debt Securities:
December 31, 2022
U.S. Government and Federal agencies	$917	$—	$(143)	$774
Mortgage-backed:
GSE residential	5	—	—	5
Certificates of Deposit	2,224	—	(31)	2,193

	$3,146	$—	$(174)	$2,972

The Company adopted ASU 326, which uses a current expected credit loss (“CECL”) model to estimate the allowance for credit losses on securities held-to-maturity. As of December 31, 2023, the Company’s allowance for credit losses on held-to-maturity securities was $0.

The amortized cost and fair value of available-for-sale securities and held-to-maturity debt securities at December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$736	$734	$733	$729
One to five years	7,902	7,624	7,353	7,401
Five to ten years	11,868	11,538	—	—
After ten years	9,285	9,099	—	—
	29,791	28,995	8,086	8,130
Mortgage-backed securities	38,158	34,518	861	726

Totals	$67,949	$63,513	$8,947	$8,856

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $12,218 at December 31, 2023 and $11,580 at December 31, 2022.

Gross gains of $0 and gross losses of $221 resulting from sales of available-for-sale debt securities were realized during the year ended December 31, 2022. There were no sales of securities during 2023.

Certain investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2023 and 2022, was $53,886 and $59,538. At December 31, 2023, 225 debt securities have unrealized losses with aggregate depreciation of 8.2% from the Bank’s amortized cost basis. These unrealized losses relate principally to the changes in interest rates and are not due to changes in

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

the financial condition of the issuer, the quality of the underlying assets, or applicable credit enhancements. In analyzing whether an allowance for credit losses on debt securities is required, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no allowance for credit losses related to debt securities has been recorded at December 31, 2023 and 2022..

The following table shows the Bank’s investments’ gross unrealized losses and fair value of the Bank’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022:

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$2,637	$(6)	$5,182	$(191)	$7,819	$(197)
State and political subdivisions	3,424	(15)	9,025	(723)	12,449	(738)
Mortgage backed securities-GSE residential	—	—	30,942	(3,691)	30,942	(3,691)
Total AFS securities	$6,061	$(21)	$45,149	$(4,605)	$51,210	$(4,626)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$5,327	$(205)	$—	$—	$5,327	$(205)
State and political subdivisions	14,182	(720)	1,522	(244)	15,704	(964)
Mortgage backed securities-GSE residential	17,308	(1,155)	20,425	(2,849)	37,733	(4,004)
Total AFS securities	$36,817	$(2,080)	$21,947	$(3,093)	$58,764	$(5,173)
Held-to-maturity Debt
(HTM) Securities:
Certificates of Deposit	$1,700	$(31)	—	—	$1,700	$(31)
U.S. Government and federal agencies	—	—	$774	$(143)	$774	$(143)
Total HTM securities	$1,700	$(31)	$774	$(143)	$2,474	$(174)
Total securities	$38,517	$(2,111)	$22,721	$(3,236)	$61,238	$(5,347)

The Company monitors the credit quality of debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit rating on a monthly basis.

The following table summarizes the amortized cost of debt securities held-to-maturity at December 31, 2023, aggregated by credit quality indicator:

Held-to-Maturity

December 31, 2023	Unrated
U.S. Government and federal agencies (1)	$861
Certificates of Deposit (2)	8,086
$8,947

(1) U.S. Government backed securities are explicitly or implicitly guaranteed by the U.S. Government which is AAA ratedand has historically ensured none of these debt securities default.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

(2) Certificates of Deposit are covered by FDIC insurance as all balances are less than $250,000.

Note 4:    Equity Securities

Equity securities comprised the following as of December 31, 2023 and 2022 and are included in the consolidated balance sheet:

	December 31,	December 31,
	2023	2022
Community Development Corp. Stock	$50	$50
FHLMC Preferred Stock	65	38
Total	$115	$88

Community Development Corp. Stock is considered an equity security without a readily determinable fair value. The FHLMC Preferred Stock is presented on the balance sheet at fair value. The table below details changes in the carrying amount of the FHLMC Preferred Stock for the years ended December 31, 2023 and 2022.

	December 31,	December 31,
	2023	2022
Net gain and losses recognized during the period on equity securities	$27	$(24)
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—
Unrealized gains and losses recognized during the period on equity securities still held at the reporting date	$27	$(24)

Note 5:    Loans and Allowance for Credit Losses

Classes of loans at December 31, include:

	December 31,	December 31,
	2023	2022
Mortgage loans on real estate
Residential 1-4 family	$62,842	$61,125
Commercial	17,739	17,897
Construction and land development	2,780	1,518
Total mortgage loans on real estate	83,361	80,540
Commercial loans	5,000	2,116
Consumer	3,029	2,803
	91,390	85,459
Less
Allowance for credit/loan losses	675	543

Net loans	$90,715	$84,916

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2023 and 2022:

	2023
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of year	$262	$218	$11	$36
Provision charged to expense	4	40	(2)	34
CECL adoption adjustment	(19)	74	6	(5)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$247	$332	$15	$65
Ending balance: individually evaluated	$—	$—	$—	$—
Ending balance: collectively evaluated	$247	$332	$15	$65

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$—	$—	$—
Provision charged to expense	2	10	8	2
CECL Adoption Adjustment	—	—	—	—
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$2	$10	$8	$2

Loans:
Ending balance	$62,842	$17,739	$2,780	$5,000
Ending balance: individually evaluated	$566	$156	$—	$—
Ending balance: collectively evaluated	$62,276	$17,583	$2,780	$5,000

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

	2023 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$16	$543
Provision charged to expense	1	77
CECL adoption adjustment	(1)	55
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$16	$675
Ending balance: individually evaluated	$—	$—
Ending balance: collectively evaluated	$16	$675

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$—
Provision charged to expense	—	22
CECL Adoption Adjustment	—	—
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$22

Loans:
Ending balance	$3,029	$91,390
Ending balance: individually evaluated	$—	$722
Ending balance: collectively evaluated	$3,029	$90,668

	2022
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of year	$252	$218	$14	$67
Provision charged to expense	11	—	(3)	53
Losses charged off	(1)	—	—	(84)
Recoveries	—	—	—	—
Balance, end of year	$262	$218	$11	$36
Ending balance: individually evaluated	$—	$—	$—	$—
Ending balance: collectively evaluated	$262	$218	$11	$36

Loans:
Ending balance	$61,125	$17,897	$1,518	$2,116
Ending balance: individually evaluated	$623	$—	$—	$—
Ending balance: collectively evaluated	$60,502	$17,897	$2,034	$2,116

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

	2022 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$16	$567
Provision charged to expense	—	61
Losses charged off	—	(85)
Recoveries	—	—
Balance, end of year	$16	$543
Ending balance: individually evaluated	$—	$—
Ending balance: collectively evaluated	$16	$543

Loans:
Ending balance	$2,803	$85,459
Ending balance: individually evaluated	$—	$623
Ending balance: collectively evaluated	$2,803	$84,836

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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

The Bank evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes were made to either during the past year. The following table represents loans, as of December 31, 2023, by grading category and year in which the loans were originated.

	December 31, 2023
							Revolving
							Lines of
	2023	2022	2021	2020	2019	Prior	Credit	Total
Pass
Residential 1-4 Family	$6,760	$9,720	$8,273	$15,866	$5,981	$14,832	$839	$62,271
Commercial Real Estate	3,166	4,229	3,666	1,419	1,546	2,384	—	16,410
Construction and Land Development	2,594	—	—	49	—	137	—	2,780
Commercial	3,470	360	246	47	13	134	730	5,000
Consumer	1,352	699	589	252	101	36	—	3,029
Total Pass	$17,342	$15,008	$12,774	$17,633	$7,641	$17,523	$1,569	$89,490
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	660	—	—	—	—	513	—	1,173
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$660	$—	$—	$—	$—	$513	$—	$1,173
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$40	$531	$—	$571
Commercial Real Estate	—	—	—	—	—	156	—	156
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$40	$687	$—	$727
Total	$18,002	$15,008	$12,774	$17,633	$7,681	$18,723	$1,569	$91,390

The following tables present the credit risk profile of the Bank’s loan portfolio based on internal rating category and payment activity as of December 31, 2022:

	December 31, 2022
		Construction
	Commercial	and Land
	Real Estate	Development	Commercial	Total
Pass	$16,905	$1,518	$1,868	$20,291
Special Mention	992	—	248	1,240
Substandard	—	—	—	—
Doubtful	—	—	—	—
Loss	—	—	—	—

Total	$17,897	$1,518	$2,116	$21,531

The bank considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer classes, the Bank also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity:

December 31, 2022
	Residential	Consumer	Total
Performing	$60,502	$2,803	$63,305
Non-Performing	623	—	623
Total	$61,125	$2,803	$63,928

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

The following tables present the Bank’s loan portfolio aging analysis as of December 31, 2023 and 2022:

			Greater	2023		Total
	30-59 Days	60-89 Days	Than	Total Past		Loans
	Past Due	Past Due	90 Days	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$959	$170	$142	$1,271	$61,571	$62,842
Commercial	—	—	156	156	17,583	17,739
Construction and land development	—	—	—	—	2,780	2,780

Total real estate loans	959	170	298	1,427	81,934	83,361

Commercial	15	—	—	15	4,985	5,000
Consumer	—	—	—	—	3,029	3,029

Total	$974	$170	$298	$1,442	$89,948	$91,390

				2022		Total
	30-59 Days	60-89 Days	Greater Than	Total Past		Loans
	Past Due	Past Due	90 Days	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$1,141	$308	$75	$1,524	$59,601	$61,125
Commercial	46	—	—	46	17,851	17,897
Construction and land development	—	—	—	—	1,518	1,518

Total real estate loans	1,187	308	75	1,570	78,970	80,540

Commercial	—	—	—	—	2,116	2,116
Consumer	—	—	—	—	2,803	2,803

Total	$1,187	$308	$75	$1,570	$83,889	$85,459

Prior to the adoption of ASC 310-40, a loan was considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events it was probable the Bank would be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans included nonperforming commercial loans but also included loans modified in troubled debt restructurings.

During 2023 accrued interest that was written off, related to loans placed in nonaccrual during the year, amounted to $17 all related to Commercial Real Estate loans.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

The following table presents information regarding collateral dependent loans as of December 31, 2023:

	Loan	Specific
	Balance	Allowance
Mortgage loans on real estate:
Residential 1-4 family	$566	$—
Commercial	156	—
Construction and land development	—	—

Total real estate loans	722	—

Commercial	—	—
Consumer	—	—

Total	$722	$—

The following table presents impaired loans, including troubled debt restructuring of $506 for the year ended December 31, 2022:

December 31, 2022
Average
				Investment		Interest
		Unpaid		in	Interest	Income
	Recorded	Principal	Specific	Impaired	Income	Recognized
	Balance	Balance	Allowance	Loans	Recognized	Cash Basis
Loans without a specific allowance
Mortgage loans on real estate:
Residential 1-4 family	$623	$623	$—	$632	$23	$29
Commercial	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Loans with a specific allowance
Mortgage loans on real estate:
Residential 1-4 family	$—	$—	$—	$—	$—	$—
Commercial	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total
Mortgage loans on real estate:
Residential 1-4 family	$623	$623	$—	$632	$23	$29
Commercial	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total loans	$623	$623	$—	$632	$23	$29

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

The following table presents the Bank’s nonaccrual loans at December 31, 2023 and 2022. This table excludes performing troubled debt restructurings.

				Total	Interest
	Nonaccrual	Nonaccrual		Nonaccrual	Income
	Loans with No	Loans with an	Total	Loans at	Recognized on
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual
	Credit Losses	Credit Losses	Loans	Year	Loans
2023
Residential - First Mortgage	177	—	177	117	—
Commercial real estate	156	—	156	—	—
Construction and land development	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$333	$—	$333	$117	$—

Total
	Nonaccrual	Nonaccrual		Nonaccrual	Income
	Loans with No	Loans with an	Total	Loans at	Recognized on
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual
	Credit Losses	Credit Losses	Loans	Year	Loans
2022
Residential - First Mortgage	117	—	117	185	—
Commercial real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$117	$—	$117	$185	$—

There were no loans 90+ days past due still accruing interest as of December 31, 2023 and 2022. There were no new loans modified due to borrower experiencing financial difficulty during 2023 or 2022.

During the years ended December 31, 2023 and 2022, there were no defaults of loans that had been modified due to financial difficulty in the 12 month period prior to default. The criteria for return to accrual status is six months performance under the existing modified terms.

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,	December 31,
	2023	2022
Land	$732	$732
Buildings and improvements	3,020	3,015
Equipment	1,033	1,011
	4,785	4,758
Less accumulated depreciation	(2,748)	(2,608)
Net premises and equipment	$2,037	$2,150

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

Note 7: Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $23,987 and $26,519 at December 31, 2023 and 2022, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the year ended December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Fair value as of the beginning of year	$315	$199
Additions
Servicing obligations that result from asset transfers	—	7
Less loans refinanced	—	(18)
Changes in fair value due to changes in valuation inputs or assumptions	(15)	127
Fair value at the end of year	$300	$315

The estimated fair value of mortgage servicing rights is determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions, such as discount rates and prepayment speeds based on market data from independent organizations. Information about the estimated fair value of mortgage servicing rights at December 31, 2023 and December 31, 2022 follows:

	December 31,	December 31,
	2023	2022
Range of discount rates	9.75-12.25%	9.0-11.5%
Range of prepayment speeds (1)	86-282	104-356
Weighted average default rate	1.24%	1.23
(1)

Prepayment speeds measured in the Public Securities Associate Standard prepayment model (PSA) PSA is the assumed monthly rate of prepayment that is annualized to the outstanding principal balance of a mortgage loan.

Note 8:   Time Deposits

Time deposits in denominations of $250 or more were $10,748 on December 31, 2023 and $7,908 on December 31, 2022.

At December 31, 2023, the scheduled maturities of time deposits are as follows:

2024	$45,219
2025	6,995
2026	5,575
2027	1,442
2028	444
Thereafter	—
$59,675

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

Note 9:   Borrowings

As of December 31, 2023, and 2022 the Bank had no borrowed funds.

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

At December 31, 2023 and December 31, 2022, the Bank’s available and unused portion of this borrowing agreement totaled approximately $45.4 and $46.2 million, respectively.

At December 31, 2023 and December 31, 2022, the Bank’s available and unused unsecured line of credit with Banker’s Bank of Wisconsin totaled $4.0 million.

Note 10:  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois. During the years ended December 31, 2023 and 2022, the Bank recognized no interest or penalties.

The provision for income taxes includes these components:

	December 31,	December 31,
	2023	2022
Taxes currently payable	$305	$157
Deferred income taxes	(65)	(2)
Income tax expense	$240	$155

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	December 31,	December 31,
	2023	2022
Computed at the statutory rate (21%)	$262	$207
Increase (decrease) resulting from
Tax exempt interest	(84)	(101)
State tax expense	81	17
Increase in cash surrender value	(20)	(18)
Other	1	50
Actual tax expense	$240	$155

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Allowance for credit losses	$199	$155
Deferred compensation	263	196
Credit loss on equity securities	205	205
Unrealized loss on available-for-sale debt securities	1,262	1,468
Other	82	87
	2,011	2,111
Deferred tax liabilities
Depreciation	(78)	(49)
FHLB stock dividend	(16)	(16)
Unrealized gain on available-for-sale debt securities	—	—
Mortgage servicing rights	(86)	(90)
	(180)	(155)
Net deferred tax asset (liability)	$1,831	$1,956

Note 11:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in equity capital, are as follows:

	December 31,	December 31,
	2023	2022
Net unrealized gain (loss) on available-for-sale debt securities	$(4,436)	$(5,157)

Tax effect	1,262	1,468

Net-of-tax amount	$(3,174)	$(3,689)

Note 12:  Changes in Accumulated Other Comprehensive Income (AOCI) by Component

Amounts reclassified from AOCI and the affected line items in the consolidated statements of income during the year ended December 31, 2023 and 2022 were as follows:

	Amounts	Amounts
	Reclassified	Reclassified
	from AOCI	from AOCI	Affected Line Item in the
	December 31, 2023	December 31, 2022	Statements of Income
Realized losses on available-for-sale debt securities	$—	$(221)	Realized loss on sale of
			available-for-sale debt securities

Tax effect	—	(63)	Tax expense

Net reclassification out of AOCI	$—	$(158)	Net reclassified amount

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

Note 13:  Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustment to regulatory capital not reflected in these consolidated financial statements.

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

Management believes, as of December 31, 2023 and 2022, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2023, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the able below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum to Be Well
					Capitalized Under
					Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:

Leverage ratio (to average assets)	$30,629	15.7%	$7,800	4.0%	$9,750	5.0%
Common Equity Tier 1 (to risk weighted assets)	$30,629	33.4%	$4,131	4.5%	$5,967	6.5%
Tier 1 Capital ratio (to risk weighted assets)	$30,629	33.4%	$5,508	6.0%	$7,344	8.0%
Total Capital (to risk-weighted assets)	$31,326	34.1%	$7,344	8.0%	$9,180	10.0%

As of December 31, 2022:

Leverage ratio (to average assets)	$23,828	13.8%	$6,902	4.0%	$8,627	5.0%
Common Equity Tier 1 (to risk weighted assets)	$23,828	28.1%	$3,820	4.5%	$5,518	6.5%
Tier 1Capital ratio (to risk-weighted assets)	$23,828	28.1%	$5,093	6.0%	$6,791	8.0%
Total Capital (to risk-weighted assets)	$24,371	28.7%	$6,791	8.0%	$8,489	10.0%

The net unrealized gain or loss on available-for-sale debt securities, net of tax is not included in computing regulatory capital.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

Note 14: Related Party Transactions

At December 31, 2023 and 2022, the Bank had loans outstanding to executive officers, directors, significant shareholders, and their affiliates (related parties), in the amount of $1,053 and $1,195, respectively.

Deposits from related parties held by the Bank at December 31, 2023 and 2022 totaled $992 and $934, respectively.

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

A summary of loans to directors, executive officers, and their affiliates as of December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Beginning balance	$1,195	$1,431
New Loans	—	—
Repayments	(142)	(236)

Ending balance	$1,053	$1,195

The Bank’s board approved law firm is Duncan & Brandt, P.C., which is solely owned by the bank’s Vice Chairman Jonathan Brandt. The Bank pays an annual retainer to Duncan & Brandt of $57 and $51 for the years ended December 31, 2023 and 2022. In addition to the annual retainer, the firm received various fees for legal services rendered in the normal course of business of $15 and $18 for the years ended December 31, 2023 and 2022.

Note 15: Employee Benefits

The Bank has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a percentage of their compensation, up to the maximum allowable by the IRS, with the Bank matching 50 percent of the employee’s contribution on the first 5 percent of the employee’s compensation. Employer contributions charged to expense for 2023 and 2022 were $80 and $73, respectively.

Also, the Bank has deferred compensation agreements with directors. The agreements provide for the payment of benefits at termination or retirement. The charge to expense for the agreements was $30 and $17 for 2023 and 2022, respectively. The liability accrued for these plans totaled $921 and $687 at December 31, 2023 and 2022, respectively. The Bank holds common stock deferred under the plans, which are held in a trust. The Bank may sell these securities on a periodic basis in order to pay retirement benefits for retirees.

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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

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

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as individually analyzed loans, may be measured at fair value on a nonrecurring basis.

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended December 31, 2023.

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

Debt Securities

Securities may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy. Level 1 securities included debt securities traded on a national exchange. The fair value measurement of a Level 1 security is based on the quoted price of the security. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities. The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data. Level 3 securities include trust preferred securities that are not traded in a market. The fair value measurement of Level 3 securities are determined by the Bank’s Chief Financial Officer (CFO) and reported to the Bank’s

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

board of directors. Fair values are calculated using discounted cash flow models that incorporate various assumptions, including expected cash flows and market credit spreads. When comparable sales are available, these are used to validate the models used. Other available industry data, such as information regarding defaults and deferrals, are incorporated into the expected cash flows.

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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and 2022.

		Fair Value Measurements Using
		Quoted Prices
		in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023:
Available-for Sale debt securities:
U.S. Government and federal agencies	$7,819	$1,562	$6,257	$—
Mortgage-backed: GSE - residential	34,518	—	34,518	—
State and political Subdivision	21,176	—	21,176	—
Total Available-For-sale debt securities	$63,513	$1,562	$61,951	$—

Equity securities:
FHLMC stock	$65	$65	$—	$—
Mortgage servicing rights	300	—	300	—
Total	$63,878	$1,627	$62,251	$—

December 31, 2022:
Available-for Sale debt securities:
U.S. Government and federal agency	$5,327	$1,523	$3,804	$—
Mortgage-backed: GSE - residential	38,224	—	38,224	—
State and political subdivision	19,778	—	19,778	—
Total Available-for-sale debt securities	$63,329	$1,523	$61,806	$—

Equity securities:
FHLMC Stock	$38	$38	$—	$—
Mortgage servicing rights	315	—	315	—
Total	$63,682	$1,561	$62,121	$—

The Bank estimates the fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Bank to estimate fair value of financials instruments not previously discussed.

Cash and cash equivalents — Fair value approximates the carrying value.

Loans — Fair value of variable rate loans that reprice frequently is based on carrying values. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of individually analyzed and other non-performing loans is estimated using discounted expected cash flows or fair value of the underlying collateral, if applicable.

FHLB stock — Fair value is the redeemable (carrying) value based on the redemption provisions of the Federal Home Loan Bank.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

The carrying value and estimated fair value of financial instruments follow:

December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$20,202	$20,202	$—	$—
Available-for-sale debt securities	63,513	1,562	61,951
Held-to-maturity debt securities	8,947		8,856
Equity securities	115	65	50
Loans	90,715			83,792
Interest receivable	689	689
Federal Home Loan Bank Stock	347			347
Cash surrender value of bank-owned life insurance	3,877			3,877
Financial liabilities:
Deposits	156,161			148,263
Interest payable	2	2

December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,651	$12,651	$—	$—
Available-for-sale debt securities	63,329	1,523	61,806
Held-to-maturity debt securities	3,146		2,972
Equity securities	88	38	50
Loans	84,916			78,986
Interest receivable	592	592
Federal Home Loan Bank Stock	347			347
Cash surrender value of bank-owned life insurance	3,783			3,783
Financial liabilities:
Deposits	152,707			128,989
Interest payable	19	19

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2023 and 2022.

Fair Value Measurements Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

December 31, 2022:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

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

Individually analyzed Loans (Collateral Dependent)

The estimated fair value of collateral-dependent individually analyzed loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent individually analyzed loans are classified within Level 3 of the fair value hierarchy.

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

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

equipment, commercial real estate, and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At December 31, 2023, the Bank had granted unused lines of credit to borrowers aggregating approximately $1,456 and $959 for commercial lines and open-end consumer lines, respectively. At December 31, 2022, the Bank had granted unused lines of credit to borrowers aggregating approximately $2,008 and $931 for commercial lines and open-end consumer lines, respectively.

Note 18: Government Assistance

On October 31st, 2012, the Bank entered into a settlement agreement on the foreclosure of the Country Aire Subdivision in LaSalle, IL whereby the Bank assumed the rights and responsibility as the developer of this subdivision. This subdivision was granted a Tax Incremental Financing (TIF) district by the City of LaSalle in 2004. The previous developer did not complete the terms of the TIF agreement, thus the Bank entered into an agreement with the City of LaSalle to meet the requirements of the TIF agreement and then receive the incentives upon completion of all terms of the agreement. The City of LaSalle accepted the subdivision on October 25, 2016. Because the incentives are based on the incremental taxes generated from the sale of the lots and the building of homes the Bank continued to market and sell lots with the final contract in 2019. At December 31, 2019, the Bank had met all the requirements and had all lots sold therefore a TIF receivable was recorded for the estimated value of funds to be received from the City of Lasalle over the remaining term of the TIF district. Each year end the Bank evaluates the TIF receivable based on the 3rd party TIF administrator’s estimated value of homes, their incremental taxes and the developer’s share of the incremental taxes. The receivable for these funds are included in Other Assets on the Consolidated Balance Sheets and changes to the valuation are adjusted through Other Non-interest Income on the Consolidated Statements of Income.

Note 19: ESOP

In connection with the Conversion, the Company established an Employee Stock Ownership Plan (“ESOP”) for the exclusive benefit of eligible employees. The Company will make annual contributions to the ESOP in amounts as defined by the plan document. These contributions are used to pay debt service. Certain ESOP shares are pledged as collateral for debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. Shares allocated to participants are vested by 20% after one year of service (from the formation of PFS Bancorp, Inc.) 40% after 2 years, 60% after 3 years, 80% after 4 year and are fully vested after 5 years. If an employee retires, once meeting retirement age criteria, the shares are 100% vested.

In connection with the Company’s initial public stock offering, the ESOP borrowed $1.38 million from the Company for the purpose of purchasing shares of the Company’s common stock. A total of 138,000 shares were purchased with the loan proceeds. Accordingly, common stock acquired by the ESOP is shown as a reduction of shareholder’s equity. The loan is expected to be repaid over a period of up to 25 years.

The annual contribution to the ESOP was made during the year ended December 31, 2023, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period base on the average fair value of the shares and totaled $49 for the year ended December 31, 2023. There was no ESOP compensation expense for the year ended December 31, 2022.

At December 31, 2023, there were no shares allocated to participants. There were 5,520 shares committed to be released to participants and 132,480 unallocated shares. The fair value of unallocated ESOP shares totaled $1.2 million at December 31, 2023.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

Note 20: Earnings Per Share (EPS)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

Earnings per common share for the years ended December 31, 2023 and 2022 is presented in the following table.

	Years ended December 31,
	2023	2022

	(dollars in thousands, except per share amounts)
Net (loss) income	$1,008	$—
Weighted shares outstanding for basic EPS
Weighted average shares outstanding	1,725,000	—
Less: Weighted average unallocated ESOP shares	(132,480)	—
Less: Weighted average Treasury shares in Rabbi Trust for Deferred Compensation Plan	(40,000)
Weighted average shares outstanding for basic EPS	1,552,520	—
Additional dilutive shares	—	—
Weighted average shares outstanding for dilutive EPS	1,552,520	—
Basic (loss) income per share	$0.65	$—
Diluted (loss) income per share	$0.65	$—

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

Note 21: Condensed Parent Company Only Financial Information

A condensed summary of PFS Bancorp’s financial information is shown.

Parent Only Condensed Balance Sheets

December 31,
2023

Assets
Cash in bank subsidiary	$7,060
Investment in subsidiary, at underlying equity	27,456
Loan receivable - ESOP	1,277
Other assets	126
Total assets	$35,919

Liabilities and Stockholders' Equity
Liabilities :
Other liabilities	$400
Total liabilities	400

Stockholders' equity:
Common Stock	$17
Additional paid in capital	15,605
Retained Earnings	24,796
Accumulated Other Comprehensive Income (Loss)	(3,174)
Unallocated Shares of ESOP	(1,325)
Treasury Shares (Deferred Compensation Plan)	(400)
Total stockholders' equity	35,519
Total liabilities and stockholders' equity	$35,919

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

(dollar amounts in thousands)

Parent Only Condensed Statements of Income

Year Ended
December 31,
2023

Interest income:
Income on ESOP loan	$24
Total interest income	24
Interest expense:
Interest expense on borrowings	—
Total interest expense	—
Net interest income	24
Noninterest expenses:
Other noninterest expense	63
Loss before income taxes	(39)
Income tax benefit	—
Loss before equity in undistributed earnings of Bank	(39)
Equity in undistributed earnings of Bank	1,047
Net income	$1,008

Parent Only Condensed Statements of Cash Flows

Year Ended
December 31,
2023

Cash flows from operating activities:
Net income	$1,008
Adjustments to reconcile net income to net cash used in operating activities
Equity in undistributed earnings of Bank	(1,047)
Other	(126)
Net cash used in operating activities	(165)
Cash flows from investing activities:
Payments from ESOP loan	103
Capital injection into the Bank	(7,126)
Net cash provided by (used in) investing activities	(7,023)
Cash flows from financing activities:
Proceeds from stock offering	17,250
Stock offering expenses	(1,622)
ESOP Shares purchased	(1,380)
Stock Repurchase	—
Repay other borrowings	—
Dividend from Bank	—
Net cash (used in) provided by financing activities	14,248
Net change in cash and cash equivalents	7,060
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$7,060

Supplemental Cash Flows Information
Treasury Shares purchased by Deferred Compensation Plans	$400

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, the Company’s management, including the President, Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2023, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for the external purposes in accordance with accounting principles generally accepted in the United States of America.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.Other Information

During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

ITEM 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The Code of Ethics is posted on the Peru Federal’s Internet Web site (www.perufederalsavings.com).

ITEM 11.Executive Compensation

The information regarding executive compensation, compensation committee interlocks and insider participation is incorporated herein by reference to the Proxy Statement under the captions “Executive Officers—Executive Compensation” and “Director Compensation.”

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Stock-Based Compensation Plans

None.

Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Principal Holders” in the Proxy Statement.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.Certain Relationships and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the Proxy Statement under the captions “Transactions with Related Persons” and “Proposal 1 — Election of Directors.”.

ITEM 14.Principal Accountant Fees and Services

The information relating to the principal accounting fees and expenses is incorporated herein by reference to the Proxy Statement under the captions “Proposal II—Ratification of Independent Registered Public Accounting Firm—Audit Fees” and “—Pre-Approval of Services by the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of PFS Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270452), as filed on March 10, 2023)

3.2	Bylaws of PFS Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270452), as filed on March 10, 2023)
4

Form of Common Stock Certificate of PFS Bancorp, Inc. (incorporated by reference to Exhibit 4 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270452), as filed on March 10, 2023)

10.1	Employment Agreement between Peru Federal Savings Bank and Eric J. Heagy †
10.2	Employment Agreement between Peru Federal Savings Bank and Dale R. Tieman †
10.3	Salary Continuation Agreement for Eric J. Heagy †
10.4

Form of Peru Federal Savings Bank Amended and Restated Supplemental Life Insurance Agreement (incorporated by reference to Exhibit 10.5 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270452), as filed on March 10, 2023)†

10.5

Peru Federal Savings Bank Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270452), as filed on March 10, 2023)†

21	Subsidiaries of Registrant
31.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL: (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Changes in Stockholders’ Equity, (v) Statements of Cash Flows and (vi) Notes to the Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

†Management contract or compensation plan or arrangement.

ITEM 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PFS BANCORP, INC.

Date: March 26, 2024	By:	/s/ Eric J. Heagy
Eric J. Heagy
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Eric J. Heagy	President, Chief Executive	March 26, 2024
Eric J. Heagy	Officer, Chief Financial Officer, and Director (Principal Executive, Financial and Accounting Officer)

/s/ Michael J. Rooney	Chairman of the Board	March 26, 2024
Michael J. Rooney

/s/ Jonathan F. Brandt	Vice Chairman of the Board	March 26, 2024
Jonathan F. Brandt

/s/ James J. Brady, IV	Director	March 26, 2024
James J. Brady, IV

/s/ Cynthia L. Kurkowksi	Director	March 26, 2024
Cynthia L. Kurkowksi

/s/ Dale R. Tieman	Director	March 26, 2024
Dale R. Tieman