Form 10-Q
period 2024-03-31
PFS Bancorp, Inc.
filed 2024-05-10
CIK 1967656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

1,725,000 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of May 10, 2024.

PFS Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

PFS Bancorp, Inc.

Consolidated Balance Sheets

March 31, 2024 (Unaudited) and December 31, 2023

(In thousands)

	March 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents — cash and due from bank	$18,163	$20,202
Available-for-sale debt securities (net of credit losses of $0 at March 31, 2024 and December 31, 2023, respectively, amortized cost of $73,626 and $67,949 at March 31, 2024 and December 31, 2023, respectively)	68,739	63,513
Held-to-maturity debt securities (net of allowance for credit losses of $0 as of March 31, 2024 and December 31, 2023)	8,946	8,947
Equity securities	138	115
Loans, net of allowance for credit losses of $706 and $675 at March 31, 2024 and December 31, 2023	91,227	90,715
Premises and equipment, net of accumulated depreciation of $2,788 and $2,748 at March 31, 2024 and December 31, 2023	2,065	2,037
Federal Home Loan Bank stock	347	347
Interest receivable	676	689
Cash surrender value of bank-owned life insurance	3,901	3,877
Deferred income taxes	1,968	1,831
Mortgage servicing rights	300	300
Other	741	880

Total assets	$197,211	$193,453

Liabilities and Equity Capital

Liabilities
Deposits
Demand	$18,121	$20,810
Savings, NOW and money market	78,352	75,676
Time	63,508	59,675

Total deposits	159,981	156,161
Deferred compensation	941	921
Income tax payable	174	257
Interest payable and other liabilities	629	595

Total liabilities	161,725	157,934

Equity Capital
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 14,000,000 shares authorized, 1,725,000 issued, 1,685,000 outstanding at March 31, 2024 and December 31, 2023	17	17
Additional Paid in Capital	15,604	15,605
Unallocated common stock of ESOP	(1,311)	(1,325)
Treasury stock - 40,000 share at March 31, 2024 and December 31, 2023	(400)	(400)
Retained earnings	25,072	24,796
Accumulated other comprehensive income (loss)	(3,496)	(3,174)

Total equity capital	35,486	35,519

Total liabilities and equity capital	$197,211	$193,453

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Income

For the Three Months Ended March 31, 2024 (Unaudited) and 2023 (Unaudited)

(In Thousands)

	2024	2023

Interest and Dividend Income
Loans, including fees	$1,073	$860
Debt securities
Taxable	350	256
Tax-exempt	139	124
Dividends	7	6
Other	314	171

Total interest and dividend income	1,883	1,417

Interest Expense
Deposits	649	317

Net Interest Income	1,234	1,100

Provision for Credit Losses	26	5

Net Interest Income After Provision for Credit Losses	1,208	1,095

Noninterest Income
Commission income	12	4
Customer service fees	107	94
Net realized gain on loan sales	2	2
Loan servicing fees	17	19
Other	48	30

Total noninterest income	186	149

Noninterest Expense
Salaries and employee benefits	588	520
Occupancy	81	74
Depreciation	40	37
Data processing	139	131
Professional fees	90	75
Marketing	36	36
Printing and office supplies	14	22
Foreclosed assets, net	—	1
Deposit insurance premiums	37	35
Other	35	53

Total noninterest expense	1,060	984

Income Before Income Taxes	334	260

Provision for Income Taxes	58	47

Net Income	$276	$213

Earnings (Loss) per share-basic and diluted	$0.18	—
Weighted-average shares outstanding-basic and diluted	1,553,900	—

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2024 (Unaudited) and 2023 (Unaudited)

(In Thousands)

	2024	2023

Net Income	$276	$213

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale debt securities, net of taxes of $129 and $(35) for the three months ended March 31, 2024 and 2023, respectively	(322)	90

Other comprehensive income (loss)	(322)	90

Comprehensive Income (Loss)	$(46)	$303

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Equity Capital

For the Three Months Ended March 31, 2024 (Unaudited) and 2023 (Unaudited)

(In Thousands)

For the three months ended March 31:

					Accumulated
			Unallocated		Other
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock	Total
Balance, December 31, 2022	$—	$—	$—	$23,828	$(3,689)	$—	$20,139

Net income	—	—	—	213	—	—	213
Adoption of ASC No. 2016-13, Financial Instruments-Credit Losses (Topic 326), net of taxes of $(15).	—	—	—	(40)	—	—	(40)
Other comprehensive loss	—	—	—	—	90	—	90
Balance, March 31, 2023	$—	$—	$—	$24,001	$(3,599)	$—	$20,402

Balance, December 31, 2023	$17	$15,605	$(1,325)	$24,796	$(3,174)	(400)	$35,519

Net income	—	—	—	276	—	—	276
ESOP shares committed to be released (1,380 shares)	—	(1)	14	—	—	—	13
Other comprehensive loss	—	—	—	—	(322)	—	(322)

Balance, March 31, 2024	$17	$15,604	$(1,311)	$25,072	$(3,496)	$(400)	$35,486

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2024 (Unaudited) and 2023 (Unaudited)
(In Thousands)

	2024	2023
Operating Activities
Net income	$276	$213
Items not requiring (providing) cash
Depreciation	40	37
Provision for credit losses	26	5
Amortization of premiums and discounts on debt securities	62	121
Deferred income taxes	(8)	30
Change in fair value of equity securities	(23)	(1)
Net realized (gain) loss on loan sales	(2)	(2)
Earnings on cash surrender value of life insurance	(24)	(23)
ESOP compensation expense	13	—
Changes in
Interest receivable	13	63
Other assets and income tax receivable	139	(326)
Interest payable and other liabilities	(29)	(97)
Net cash provided by operating activities	483	20

Investing Activities
Purchases of available-for-sale debt securities	(7,483)	—
Proceeds from maturities of available-for-sale debt securities	1,745	1,988
Purchase of held-to-maturity debt securities	—	(2,698)
Proceeds from maturities of held-to-maturity debt securities	—	1
Net change in loans	(536)	1,105
Purchase of premises and equipment	(68)	(11)
Purchase of FHLB stock	—	—
Net cash used in investing activities	(6,342)	385

Financing Activities
Net increase (decrease) in demand deposits, money market,
NOW and savings accounts	(13)	3,408
Net increase in certificates of deposit	3,833	1,358
Net cash provided by (used in) financing activities	3,820	4,766
Increase (Decrease) in Cash and Cash Equivalents	(2,039)	5,171
Cash and Cash Equivalents, Beginning of Year	20,202	12,651
Cash and Cash Equivalents, End of Year	$18,163	$17,822
Supplemental Cash Flows Information
Interest paid	$648	$335
Income taxes paid	$155	$(28)

See Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

PFS Bancorp, Inc, a Maryland corporation (the “Company”) was formed to serve as the stock holding company for Peru Federal Savings Bank (“Bank”) as part of the mutual-to-stock conversion. Upon completion of the conversion, which occurred on October 17, 2023 the Company became 100% owner of the Bank. 100% of the common stock of PFS Bancorp, Inc is held by the public. The cost of reorganization and the issuing of common stock totaling $1.6 million were deferred and deducted from the sales proceeds of the offering.

The Bank is a federal chartered mutual savings bank. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in northern Illinois, primarily LaSalle County, from its two facilities located in Peru, Illinois. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. Peru Federal Savings Bank has a wholly owned subsidiary, PFSB Financial Services Inc. PFSB was inactive in 2024 and 2023.

Financial information for dates and periods before October 17,2023 relate to the Bank only.

Jumpstart Our Business Startups Act

The Jumpstart Our Business Act (the JOBS Act), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during the most recently completed fiscal year qualifies as an “emerging growth company”. The Company qualifies as an “emerging growth company” and believes that it will continue to qualify as an “emerging growth company” until December 31, 2028.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2024 and December 31, 2023, cash equivalents consisted of due from bank accounts.

At March 31, 2024 and December 31, 2023, the Company’s cash accounts exceeded federally insured limits by $1,029 and $1,329, respectively.

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

Accrued interest receivable on available-for-sale debt securities totaled $365 and $346 at March 31, 2024 and December 31, 2023 respectively and is excluded from the estimate of credit losses.

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

Accrued interest receivable on held-to-maturity debt securities totaled $33 and $33 at March 31, 2024 and December 31, 2023 respectively and is excluded from the estimate of credit losses.

Equity Securities

The Company measures equity securities at fair value with changes in fair value recognized in net income. Gains and losses on the sale of equity securities are recorded on the trade date and are determined using the specific identification method.

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

The Company maintains lending policies and procedures designed to focus lending efforts on the type, location, and duration of loans most appropriate for its business model and markets. The Company’s principal lending activity is the origination of residential and commercial real estate loans, commercial loans, and consumer loans. The primary lending market is in LaSalle County, Illinois. Generally, loans are collateralized by assets of the borrower and guaranteed by the principals of the borrowing entity.

The Board of Directors reviews and approves the Company’s lending policy on an annual basis. Quarterly, the Board Loan Committee reviews the allowance for credit losses and reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are individually evaluated. For those loans that are individually evaluated, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the individually evaluated loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

The estimated remining life of each pool is determined using quarterly, pool-based attrition measurements using the Company’s loan-level historical data. The Company’s historical call report data is utilized for historical loss rate calculations, and the lookback period for each collectively evaluated loan pool is determined by management based upon the estimated remaining life of the pool. Forecasted historical loss rates are calculated using the Company’s historical data based on the lookback, forecast, and reversion period inputs by management. Management elected to utilize a 2-year forecast period, with immediate reversion to historical losses after the forecast period.

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

The Company excludes accrued interest receivable from the amortized cost basis of loans when estimating credit losses and when presenting required disclosures in the financial statements. Accrued interest on loans totaling $278 and $652 at March 31, 2024 and December 31, 2023, respectively, was excluded from the amortized cost basis of loans. Accrued interest is written off at the same time as when a loan is moved to non-accrual status.

Risk characteristics applicable to each segment of the loan portfolio are described as follows.

Residential 1-4 Family Real Estate: The residential 1-4 family real estate are generally secured by owner-occupied 1-4 family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Commercial Real Estate: Commercial real estate loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s market areas.

Construction and Land Development Real Estate: Construction and land development real estate loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions, and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s market areas.

Commercial: The commercial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is driven by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations. Commercial business loans also include Small Business Administration (SBA) Paycheck Protection Program (PPP) loans which are covered by a 100% government guaranty. As of March 31, 2024 and December 31, 2023, the Company had no PPP loans outstanding.

Consumer: The consumer loan portfolio consists of various term and line of credit loans such as automobile loans and loans for other personal purposes. Repayment for these types of loans will come from a borrower’s income sources that are typically independent of the loan purpose. Credit risk is driven by consumer economic factors (such as unemployment and general economic conditions in the Company’s market area) and the creditworthiness of a borrower.

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

Bank-owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company has elected to initially and subsequently measure the mortgage servicing rights for consumer mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company—put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to the management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2019.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files consolidated income tax returns with its subsidiary.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized appreciation (depreciation) on available-for-sale securities and reclassification adjustment for realized losses included in net income.

Revenue Recognition

The majority of the Company’s revenues come from interest income and other sources, including loans and securities, which are outside the scope of Financial Accounting Standards Board Accounting Standards Update 2014-09, Revenues from Contracts with Customers (Topic 606). The Company’s services that fall within the scope of Topic 606 are presented within noninterest income in the accompanying consolidated statements of income and are recognized as revenue as the Company satisfies its obligation to the customer.

A description of the Company’s revenue streams accounted for under Topic 606 are as follows:

Customer service fees. The Company generates revenues through fees charged to depositors related to deposit account maintenance fees, overdrafts, interchange income, wire transfers and additional miscellaneous services provided at the request of the depositor. For deposit-related services, revenue is recognized when performance obligations are satisfied, which is, generally, at a point in time.

Commission Income. Brokerage commissions and fees primarily relate to investment advisory and brokerage activities as well as the sale of other non-deposit investment products to customers of the Company. The Company’s performance obligation for investment advisory services is generally satisfied, and related revenue recognized, over the period in which the services are provided. Fees earned for brokerage activities, such as facilitating securities transactions, are generally recognized at the time of transaction execution. Commissions or fees earned on the sale of other non-deposit investment products are primarily recognized on a monthly basis based on the executed sales dates. Payment for these services is generally received shortly after month end.

Gains/Losses on Sales of Foreclosed Assets. The Company records a gain or loss from the sale of foreclosed assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

Rate Lock Commitments

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitment). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Rate lock commitments are recorded only to the extent of fees received since recording the estimated fair value of these commitments would not have a significant impact on the financial statements.

Off-Balance-Sheet Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments, including commitments to extend credit, unfunded commitments under lines of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Legal Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management, any liability resulting from such proceedings would not have a material impact on the consolidated financial statements of the Company.

Advertising

Advertising costs are expensed as incurred.

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

Note 3:  Debt Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of debt securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
March 31, 2024:
U.S. Government and federal agencies	$8,050	$—	(259)	$7,791
Mortgage-backed:
Government sponsored enterprises (GSEs)- residential	44,133	38	(3,988)	40,183
State and political subdivisions	21,443	115	(793)	20,765

	$73,626	$153	$(5,040)	$68,739

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2023:
U.S. Government and federal agencies	$8,016	$—	$(197)	$7,819
Mortgage-backed:
Government sponsored enterprises (GSEs)- residential	38,158	51	(3,691)	34,518
State and political subdivisions	21,775	139	(738)	21,176

	$67,949	$190	$(4,626)	$63,513

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Debt Securities:
March 31, 2024
U.S. Government and Federal agencies	$860	$—	$(150)	$710
Mortgage-backed:
GSE residential	—	—	—	—
Certificates of Deposit	8,086	78	(9)	8,155

	$8,946	$78	$(159)	$8,865

Held-to-maturity Debt Securities:
December 31, 2023
U.S. Government and Federal agencies	$861	$—	$(135)	$726
Mortgage-backed:
GSE residential	—	—	—	—
Certificates of Deposit	8,086	58	(14)	8,130

	$8,947	$58	$(149)	$8,856

The amortized cost and fair value of available-for-sale securities and held-to-maturity debt securities at March 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$979	$964	$978	$976
One to five years	7,891	7,605	7,108	7,179
Five to ten years	11,618	11,190	—	—
After ten years	9,005	8,797	860	710
	29,493	28,556	8,946	8,865
Mortgage-backed securities	44,133	40,183	—	—

Totals	$73,626	$68,739	$8,946	$8,865

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $11,854 at March 31, 2024 and $12,218 at December 31, 2023.

There were no sales of securities for the three months ended March 31, 2024 and 2023.

Available-for-sale investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.

Total fair value of these investments at March 31, 2024 and December 31, 2023, was $57,204 and $51,210. The following table shows the total available-for-sale securities and aggregate depreciation by security type:

	Number of
	securities in a	Aggregate
	loss position	depreciation

March 31, 2024

U.S. Government and Federal agencies	13	(3.22)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	181	(9.91)%
State and political subdivisions	39	(5.69)%

Total Portfolio	233	(8.10)%

December 31, 2023

U.S. Government and Federal agencies	13	(2.46)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	175	(10.66)%
State and political subdivisions	37	(5.60)%

Total Portfolio	225	(8.28)%

These unrealized losses relate principally to the changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of the underlying assets, or applicable credit enhancements. In analyzing whether and allowance for credit losses on debt securities is required, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no allowance for credit losses related to debt securities has been recorded at March 31, 2024 and December 31, 2023.

Management has evaluated the Company’s held-to-maturities securities unrealized losses and have concluded that no anticipated credit losses are expected and therefore no reserve for losses related to held-to-maturity securities has been included in the Company’s allowance for credit losses.

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$2,427	$(18)	$5,364	$(241)	$7,791	$(259)
State and political subdivisions	1,761	(11)	11,391	(782)	13,152	(793)
Mortgage backed securities-GSE residential	6,931	(90)	29,330	(3,898)	36,261	(3,988)
Total AFS securities	$11,119	$(119)	$46,085	$(4,921)	$57,204	$(5,040)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$2,637	$(6)	$5,182	$(191)	$7,819	$(197)
State and political subdivisions	3,424	(15)	9,025	(723)	12,449	(738)
Mortgage backed securities-GSE residential	—	—	30,942	(3,691)	30,942	(3,691)
Total AFS securities	$6,061	$(21)	$45,149	$(4,605)	$51,210	$(4,626)

Note 4:    Equity Securities

Equity securities comprised the following as of March 31, 2024 and December 31, 2023 and are included in the consolidated balance sheet:

	March 31,	December 31,
	2024	2023
Community Development Corp. Stock	$50	$50
FHLMC Preferred Stock	88	65
Total	$138	$115

Community Development Corp. Stock is considered an equity security without a readily determinable fair value. The FHLMC Preferred Stock is presented on the balance sheet at fair value. The table below details changes in the carrying amount of the FHLMC Preferred Stock for the three months ended March 31, 2024 and year ended December 31, 2023.

	March 31,	December 31,
	2024	2023
Net gain and losses recognized during the period on equity securities	$23	$27
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—
Unrealized gains and losses recognized during the period on equity securities still held at the reporting date	$23	$27

Note 5:    Loans and Allowance for Credit Losses

Classes of loans at March 31, 2024 and December 31, 2023 include:

	March 31,	December 31,
	2024	2023
Mortgage loans on real estate
Residential 1-4 family	$62,469	$62,842
Commercial	19,216	17,739
Construction and land development	2,113	2,780
Total mortgage loans on real estate	83,798	83,361
Commercial loans	5,095	5,000
Consumer	3,040	3,029
	91,933	91,390
Less
Allowance for credit losses	706	675

Net loans	$91,227	$90,715

Accrued interest on loans totaled $278 and $295 at March 31, 2024 and December 31, 2023, respectively, and is included in interest receivable on the consolidated balance sheets.

The company participates in the U.S. Department of Agriculture’s Rural Development Section 502 Guaranteed Loan Program. This program assists approved lenders in providing low- and moderate-income households the opportunity to own adequate, modest, decent, safe and sanitary dwellings as their primary residence in eligible rural areas. Eligible applicants may, purchase, build, rehabilitate, or relocate a dwelling in an eligible rural area with 100% financing. The program provides a 90% loan note guarantee to approved lenders in order to reduce the risk of extending 100% loans to eligible rural homebuyers. As of March 31, 2024 and December 31, 2023, the company held $2,729 and $2,752 respectively, of USDA Guaranteed loans in the Residential 1-4 Family portfolio of loans.

The following tables present the balance in the allowance for credit losses based on portfolio segment as of March 31, 2024 and December 31, 2023:

	For the Three Months Ended
	March 31, 2024
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$247	$332	$15	$65
Provision charged to expense	9	16	(4)	10
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$256	$348	$11	$75

Allowance for credit losses for unfunded loan commitments
Balance, beginning of period	$2	$10	$8	$2
Provision charged to expense	2	(3)	(6)	2
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$4	$7	$2	$4

	For the Three Months Ended
	March 31, 2024 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$16	$675
Provision charged to expense	—	31
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$16	$706

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$22
Provision charged to expense	—	(5)
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$17

	For the Three Months Ended
	March 31, 2023
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$262	$218	$11	$36
Provision charged to expense	(4)	6	(10)	(2)
CECL Adoption Adjustment	(19)	74	6	(5)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$239	$298	$7	$29

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$—	$—	$—
Provision charged to expense	1	8	4	3
CECL Adoption Adjustment	—	—	—	—
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$1	$8	$4	$3

	For the Three Months Ended
	March 31, 2023 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$16	$543
Provision charged to expense	(1)	(11)
CECL Adoption Adjustment	(1)	55
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$14	$587

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$—
Provision charged to expense	—	16
CECL Adoption Adjustment	—	—
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$16

The provision for credit losses is determined by the Company as the amount that is added to ACL accounts to bring the ACL to that, in management's judgement, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended March 31,
	2024	2023
Provision for credit losses:
Loans	$31	$(11)
Unfunded loan commitments	(5)	16
Total	$26	$5

Management’s opinion as to the ultimate collectability of loans is subject to estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. All commercial and land development loans are graded at inception of the loan. Subsequently, analyses are performed on an annual basis and grade changes are made, as necessary. Interim grade reviews may take place if circumstances of the borrower warrant a timelier review. The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. The Company uses the following definitions for risk ratings:

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes were made to either during the three months ended March 31, 2024 or during the year ended

December 31, 2023. The following tables represents loans, as of March 31, 2024 and December 31, 2023, by grading category and year in which the loans were originated:

	March 31, 2024
							Revolving
							Lines of
	2024	2023	2022	2021	2020	Prior	Credit	Total
Pass
Residential 1-4 Family	$1,102	$6,922	$9,473	$8,056	$15,568	$19,929	$847	$61,897
Commercial Real Estate	1,648	4,019	4,181	3,603	1,386	4,223	—	19,060
Construction and Land Development	—	1,931	—	—	48	134	—	2,113
Commercial	544	3,273	333	239	17	132	546	5,084
Consumer	423	1,223	623	516	221	34	—	3,040
Total Pass	$3,717	$17,368	$14,610	$12,414	$17,240	$24,452	$1,393	$91,194
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$—	$—	$—	$—	$—	$—	$—
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$562	$10	$572
Commercial Real Estate	—	—	—	—	—	156	—	156
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	11	11
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$718	$21	$739
Total	$3,717	$17,368	$14,610	$12,414	$17,240	$25,170	$1,414	$91,933

	December 31, 2023
							Revolving
							Lines of
	2023	2022	2021	2020	2019	Prior	Credit	Total
Pass
Residential 1-4 Family	$6,760	$9,720	$8,273	$15,866	$5,981	$14,832	$839	$62,271
Commercial Real Estate	3,166	4,229	3,666	1,419	1,546	2,384	—	16,410
Construction and Land Development	2,594	—	—	49	—	137	—	2,780
Commercial	3,470	360	246	47	13	134	730	5,000
Consumer	1,352	699	589	252	101	36	—	3,029
Total Pass	$17,342	$15,008	$12,774	$17,633	$7,641	$17,523	$1,569	$89,490
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	660	—	—	—	—	513	—	1,173
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$660	$—	$—	$—	$—	$513	$—	$1,173
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$40	$531	$—	$571
Commercial Real Estate	—	—	—	—	—	156	—	156
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$40	$687	$—	$727
Total	$18,002	$15,008	$12,774	$17,633	$7,681	$18,723	$1,569	$91,390

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2024 and December 31, 2023:

			Greater	2024		Total
	30-59 Days	60-89 Days	Than	Total Past		Loans
	Past Due	Past Due	90 Days	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$119	$—	$175	$294	$62,175	$62,469
Commercial	509	—	156	665	18,551	19,216
Construction and land development	—	—	—	—	2,113	2,113

Total real estate loans	628	—	331	959	82,839	83,798

Commercial	—	—	11	11	5,084	5,095
Consumer	—	—	—	—	3,040	3,040

Total	$628	$—	$342	$970	$90,963	$91,933

				2023		Total
	30-59 Days	60-89 Days	Greater Than	Total Past		Loans
	Past Due	Past Due	90 Days	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$959	$170	$142	$1,271	$61,571	$62,842
Commercial	—	—	156	156	17,583	17,739
Construction and land development	—	—	—	—	2,780	2,780

Total real estate loans	959	170	298	1,427	81,934	83,361

Commercial	15	—	—	15	4,985	5,000
Consumer	—	—	—	—	3,029	3,029

Total	$974	$170	$298	$1,442	$89,948	$91,390

During the three months ended March 31, 2024, there was no accrued interest that was written off, related to loans placed in nonaccrual. During the twelve months ended December 31, 2023 accrued interest that was written off, related to loans placed in nonaccrual during the year, amounted to $17 all related to Commercial Real Estate loans.

Collateral-Dependent Loans

At March 31, 2024, the Company held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operations of the collateral. The ACL for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

●	One-to-four family mortgages are primarily secured by first liens on residential real estate.
●	Commercial real estate loans are primarily secured by office and industrial buildings.
●	Commercial and industrial loans are primarily secured by accounts receivables, inventory, and equipment.
●	Home equity loans are primarily secured by titles on automobiles and recreational vehicles.

The following table presents information regarding collateral dependent loans as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Loan	Specific	Loan	Specific
	Balance	Allowance	Balance	Allowance
Mortgage loans on real estate:
Residential 1-4 family	572	—	$618	$1
Commercial	156	—	1,301	—
Construction and land development	—	—	—	—

Total real estate loans	728	—	1,919	1

Commercial	11	11	—	—
Consumer	—	—	—	—

Total	$739	$11	$1,919	$1

				Total	Interest
	Nonaccrual	Nonaccrual		Nonaccrual	Income
	Loans with No	Loans with an	Total	Loans at	Recognized on
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual
	Credit Losses	Credit Losses	Loans	Year	Loans
March 31, 2024
Residential - First Mortgage	185	—	185	177	—
Commercial real estate	156	—	156	156	—
Construction and land development	—	—	—	—	—
Commercial and Industrial	—	11	11	—	—
Consumer	—	—	—	—	—

Total	$341	$11	$352	$333	$—

				Total
	Nonaccrual	Nonaccrual		Nonaccrual	Income
	Loans with No	Loans with an	Total	Loans at	Recognized on
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual
	Credit Losses	Credit Losses	Loans	Year	Loans
December 31, 2023
Residential - First Mortgage	177	—	177	117	—
Commercial real estate	156	—	156	—	—
Construction and land development	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$333	$—	$333	$117	$—

There were no loans 90+ days past due still accruing interest as of March 31, 2024 and December 31, 2023. There were no new loans modified due to borrower experiencing financial difficulties during the three months ended March 31, 2024 or 2023.

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	March 31,	December 31,
	2024	2023
Land	$732	$732
Buildings and improvements	3,020	3,020
Equipment	1,101	1,033
	4,853	4,785
Less accumulated depreciation	(2,788)	(2,748)
Net premises and equipment	$2,065	$2,037

Note 7: Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $23,420 and $23,987 at March 31, 2024 and December 31, 2023, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the period ended March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Fair value as of the beginning of year	$300	$315
Additions
Servicing obligations that result from asset transfers	—	—
Less loans refinanced	—	—
Changes in fair value due to changes in valuation inputs or assumptions	—	(15)
Fair value at the end of year	$300	$300

The estimated fair value of mortgage servicing rights is determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions, such as discount rates and prepayment speeds based on market data from independent organizations. Information about the estimated fair value of mortgage servicing rights at March 31, 2024 and December 31, 2023 follows:

	March 31,	December 31,
	2024	2023
Range of discount rates	9.75-12.25%	9.75-12.25%
Range of prepayment speeds (1)	86-282	86-282
Weighted average default rate	1.24%	1.24

Management did not utilize a valuation model to calculate the fair value of mortgage servicing rights at March 31, 2024 but utilized market information to determine fair value.

Note 8:   Time Deposits

Time deposits in denominations of $250 or more were $13,169 on March 31, 2024 and $10,748 on December 31, 2023.

At March 31, 2024, the scheduled maturities of time deposits are as follows:

2024	$39,852
2025	16,002
2026	5,437
2027	1,738
2028	458
Thereafter	21
$63,508

Note 9:   Borrowings

As of March 31, 2024 and December 31, 2023 the Company had no borrowed funds.

The Company has a master contract agreement with the Federal Home Loan Bank that provides for borrowing up to the maximum range of 60-80% of the book value of the Bank’s qualifying loans based on the pledged loan class and range of 90-98% of qualifying investment securities pledged. The FHLB provides both fixed and floating rate advances. Floating rates are based on, but not directly tied to, short-term market rates of interest, such as Secured Overnight Financing Rate (SOFR), federal funds, or treasury bill rates. Advances with call provisions permit the FHLB to request payment beginning on the call date and quarterly thereafter. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity.

At March 31, 2024, the Company’s available and unused portion of this borrowing agreement totaled approximately $45.6 million. At December 31, 2023, the Company’s available and unused portion of this borrowing agreement totaled approximately $45.4 million.

At March 31, 2024, the Company’s available and unused unsecured line of credit with Banker’s Bank of Wisconsin totaled $4.0 million. At December 31, 2023, the Company’s available and unused unsecured line of credit with Banker’s Bank of Wisconsin totaled $4.0 million.

Note 10:  Income Taxes

Income tax (benefit) was $58 and $47 for the three months ended March 31, 2024 and 2023.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under the tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of March 31, 2024, and December 31, 2023 the Company has determined that no allowance is deemed necessary. The net deferred assets were $1,968 and $1,831 as of March 31, 2024 and December 31, 2023, respectively.

The Board of Directors and management continue to assess the deferred tax assets in light of recent changes in market conditions, forecasted future projected income and available tax planning strategies. As such, there may be deferred tax impairment in subsequent periods.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois. During the three months ended March 31, 2024 and 2023, the Company recognized no interest or penalties.

Note 11:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in equity capital, are as follows:

	March 31,	December 31,
	2024	2023
Net unrealized gain (loss) on available-for-sale debt securities	$(4,887)	$(4,436)

Tax effect	1,391	1,262

Net-of-tax amount	$(3,496)	$(3,174)

Note 12:  Regulatory Matters

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

Management believes, as of March 31, 2024 and December 31, 2023, that the Bank meets all capital adequacy requirements to which it is subject. As of March 31, 2024, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the able below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum to Be Well
					Capitalized Under
					Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024:

Leverage ratio (to average assets)	$30,910	15.9%	$7,801	4.0%	$9,751	5.0%
Common Equity Tier 1 (to risk weighted assets)	$30,910	33.6%	$4,134	4.5%	$5,972	6.5%
Tier 1 Capital ratio (to risk weighted assets)	$30,910	33.6%	$5,512	6.0%	$7,350	8.0%
Total Capital (to risk-weighted assets)	$31,633	34.4%	$7,350	8.0%	$9,187	10.0%

As of December 31, 2023:

Leverage ratio (to average assets)	$30,629	15.7%	$7,800	4.0%	$9,750	5.0%
Common Equity Tier 1 (to risk weighted assets)	$30,629	33.4%	$4,131	4.5%	$5,967	6.5%
Tier 1Capital ratio (to risk-weighted assets)	$30,629	33.4%	$5,508	6.0%	$7,344	8.0%
Total Capital (to risk-weighted assets)	$31,326	34.1%	$7,344	8.0%	$9,180	10.0%

The net unrealized gain or loss on available-for-sale securities, net of tax is not included in computing regulatory capital.

Note 13: Related Party Transactions

At March 31, 2024 and December 31, 2023, the Company had loans outstanding to executive officers, directors, significant shareholders, and their affiliates (related parties), in the amount of $1,071 and $1,053, respectively.

Deposits from related parties held by the Company at March 31, 2024 and December 31, 2023 totaled $1,024 and $992, respectively.

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

A summary of loans to directors, executive officers, and their affiliates as of March 31, 2024 and December 31, 2023 is as follows:

	March 31,	December 31,
	2024	2023
Beginning balance	$1,053	$1,195
New Loans	54	—
Repayments	(36)	(142)

Ending balance	$1,071	$1,053

The Company’s Board-approved law firm is Duncan & Brandt, P.C, which is solely owned by the Company’s Vice Chairman Jonathan Brandt. The Company pays an annual retainer to Duncan & Brandt of $15 and $13 for the three months ended March 31, 2024 and 2023, respectively. In addition to the annual retainer, the firm received various fees for legal services rendered in the normal course of business of $3 and $1 for the three months ended March 31, 2024 and 2023.

Note 14: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a percentage of their compensation, up to the maximum allowable by the IRS, with the Company matching 50 percent of the employee’s contribution on the first 5 percent of the employee’s compensation. Employer contributions charged to expense for the three months ended March 31, 2024 and 2023 were $20 and $22, respectively.

Also, the Company has deferred compensation agreements with directors. The agreements provide for the payment of benefits at termination or retirement. The charge to expense for the agreements was $6 and $8 for the three months ended March 31, 2024 and 2023, respectively. The liability accrued for these plans totaled $941 and $921 at March 31, 2024 and December 31, 2023, respectively.

Note 15: Disclosures About Fair Value of Assets

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgement and considers factors specific to the asset or liability.

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as individually analyzed loans, may be measured at fair value on a nonrecurring basis.

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2024 or year ended December 31, 2023.

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

Debt Securities

Securities available for sale may be classified as Level 1, Level 2, or Level 3 measurements within the fair value hierarchy. Level 1 securities included debt securities traded on a national exchange. The fair value measurement of a Level 1 security is based on the quoted price of the security. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities, and mortgage related securities. The fair value measurement of a Level 2 security is obtained from an independent pricing service and is based on recent sales of similar securities and other observable market data. Level 3 securities include trust preferred securities that are not traded in a market. The fair value measurement of Level 3 securities are determined by the Company’s Chief Financial Officer (CFO) and reported to the Company’s board of directors. Fair values are calculated using discounted cash flow models that incorporate various assumptions, including expected cash flows and market credit spreads. When comparable sales are available, these are used to validate the models used. Other available industry data, such as information regarding defaults and deferrals, are incorporated into the expected cash flows.

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and December 31, 2023.

		Fair Value Measurements Using
		Quoted Prices
		in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024:
Available-for Sale debt securities:
U.S. Government and federal agencies	$7,791	$1,566	$6,225	$—
Mortgage-backed: GSE - residential	40,183	—	40,183	—
State and political Subdivision	20,765	—	20,765	—
Total Available-For-sale debt securities	$68,739	$1,566	$67,173	$—

Equity securities:
FHLMC stock	$88	$88	$—	$—
Mortgage servicing rights	300	—	300	—
Total	$69,127	$1,654	$67,473	$—

December 31, 2023:
Available-for Sale debt securities:
U.S. Government and federal agency	$7,819	$1,562	$6,257	$—
Mortgage-backed: GSE - residential	34,518	—	34,518	—
State and political subdivision	21,176	—	21,176	—
Total Available-for-sale debt securities	$63,513	$1,562	$61,951	$—

Equity securities:
FHLMC Stock	$65	$65	$—	$—
Mortgage servicing rights	300	—	300	—
Total	$63,878	$1,627	$62,251	$—

The Company estimates the fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Company to estimate fair value of financials instruments not previously discussed.

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

The carrying value and estimated fair value of financial instruments follow:

March 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$18,163	$18,163	$—	$—
Available-for-sale debt securities	68,739	1,566	67,173
Held-to-maturity debt securities	8,946		8,865
Equity securities	138	88	50
Loans	91,227			84,881
Interest receivable	676	676
Federal Home Loan Bank Stock	347			347
Cash surrender value of bank-owned life insurance	3,901			3,901
Financial liabilities:
Deposits	159,981			139,867
Interest payable	4	4

December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$20,202	$20,202	$—	$—
Available-for-sale debt securities	63,513	1,562	61,951
Held-to-maturity debt securities	8,947		8,856
Equity securities	115	65	50
Loans	90,715			83,792
Interest receivable	689	689
Federal Home Loan Bank Stock	347			347
Cash surrender value of bank-owned life insurance	3,877			3,877
Financial liabilities:
Deposits	156,161			148,263
Interest payable	2	2

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2024 and December 31, 2023.

Fair Value Measurements Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

December 31, 2023:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

During the three months ended March 31, 2024, one loan for $11 was determined to have credit losses and fully reserved in the allowance for credit losses. During the three months March 31, 2023, there were no loans were determined to have credit losses where a specific valuation allowance was needed.

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

Individually Analyzed (Collateral Dependent)

The estimated fair value of collateral-dependent individually analyzed loans is based on the appraised fair value of the collateral, less estimated cost to sell. Collateral-dependent individually analyzed loans are classified within Level 3 of the fair value hierarchy.

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the management by comparison to historical results.

Note 16: Commitments, Credit Risk and Contingencies

The Company grants commercial, residential and consumer loans to customers located primarily in LaSalle County, Illinois. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in this county.

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

At March 31, 2024, the Company had granted unused lines of credit to borrowers aggregating approximately $2,254 and $1,292 for commercial lines and open-end consumer lines, respectively. At December 31, 2023, the Company had granted unused lines of credit to borrowers aggregating approximately $1,456 and $959 for commercial lines and open-end consumer lines, respectively.

Note 17: Government Assistance

On October 31, 2012, the Company entered into a settlement agreement on the foreclosure of the Country Aire Subdivision in LaSalle, IL whereby the Company assumed the rights and responsibility as the developer of this subdivision. This subdivision was granted a Tax Incremental Financing (TIF) district by the City of LaSalle in 2004. The previous developer did not complete the terms of the TIF agreement, thus the Company entered into an agreement with the City of LaSalle to meet the requirements of the TIF agreement and then receive the incentives upon completion of all terms of the agreement. The City of LaSalle accepted the subdivision on October 25, 2016. Because the incentives are based on the incremental taxes generated from the sale of the lots and the building of homes the Bank continued to market and sell lots with the final contract in 2019. At December 31, 2019, the Company had met all the requirements and had all lots sold therefore a TIF receivable was recorded for the estimated value of funds to be received from the City of Lasalle over the remaining term of the TIF district. Each year end the Company evaluates the TIF receivable based on the 3rd party TIF administrator’s estimated value of homes, their incremental taxes and the developer’s share of the incremental taxes. The receivable for these funds are included in Other Assets on the Consolidated Balance Sheets and changes to the valuation are adjusted through Other Non-interest Income on the Consolidated Statements of Income.

Note 18: ESOP

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

The annual contribution to the ESOP was made during the year ended December 31, 2023, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period base on the average fair value of the shares and totaled $13 for the three months ended March 31, 2024 and $49 for the year ended December 31, 2023.

At December 31, 2023, there were no shares allocated to participants. There were 6,900 shares committed to be released to participants and 131,100 unallocated shares as of March 31, 2024. The fair value of unallocated ESOP shares totaled $1.2 million and $1.2 million at March 31, 2024 and December 31, 2023, respectively.

Note 19: Earnings Per Share (EPS)

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

Earnings per common share for the three months ended March 31, 2024 and 2023 is presented in the following table:

	Three Months ended March 31,
	2024	2023

	(dollars in thousands, except per share amounts)
Net (loss) income	$276	$—
Weighted shares outstanding for basic EPS
Weighted average shares outstanding	1,725,000	—
Less: Weighted average unallocated ESOP shares	(131,100)	—
Less: Weighted average Treasury shares in Rabbi Trust for Deferred Compensation Plan	(40,000)
Weighted average shares outstanding for basic EPS	1,553,900	—
Additional dilutive shares	—	—
Weighted average shares outstanding for dilutive EPS	1,553,900	—
Basic (loss) income per share	$0.18	$—
Diluted (loss) income per share	$0.18	$—

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying consolidated financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission.

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

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s 10-K for the year ended December 31, 2023. There have been no material changes to our significant policies described in such Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total Assets. Total assets increased $3.8 million, or 1.9%, from $193.5 million at December 31, 2023 to $197.2 million at March 31, 2024. The increase was primarily comprised of an increase in debt securities of $5.2 million, an increase of $512,000 in net loans partially offset by a $2.0 million decrease in cash and cash equivalents.

Cash and Due from Banks. Cash and due from banks decreased by $2.0 million, or 9.9%, to $18.2 million at March 31, 2024 compared to $20.2 million at December 31, 2023. This decrease was primarily due to funding loans and debt security purchases.

Available-for-Sale Investment Securities. Available-for-sale investment securities increased by $5.2 million, or 8.2%, to $68.7 million at March 31, 2024 from $63.5 million at December 31, 2023. The increase was a result of purchases of available-for-sale securities of $7.5 million during the three months ended March 31, 2024 which was partially offset by principal payments on mortgage-backed securities and collateralized mortgage obligation securities and maturities. The market value adjustment on available-for-sale investment securities decreased by $451,000 during the three months ended March 31, 2024 due to rising market interest rates.

Held-to-Maturity Investment Securities. Held-to-maturity investment securities were $8.9 million at March 31, 2024 and December 31, 2023. There were no purchases of held-to-maturity securities during the three months ended March 31, 2024.

Loans, Net. Loans, net, increased $512,000, or 0.6%, to $91.2 million at March 31, 2024 compared to $90.7 million at December 31, 2023. One- to four-family residential mortgage loans decreased $373,000, or 0.6%, from $62.8 million at December 31, 2023 to $62.5 million at March 31, 2024. Commercial real estate loans increased $1.5 million, or 8.5%, from $17.7 million at December 31, 2023 to $19.2 million at March 31, 2024. Construction and land development loans decreased by $667,000, or 24.0%, from $2.8 million at December 31, 2023 to $2.1 million at March 31, 2024. Commercial loans increased $95,000, or 1.9%, from $5.0 million at December 31, 2023 to $5.1 million at March 31, 2024. Consumer loans increased $11,000, or 0.4%, from $3.0 million at December 31, 2023 to $3.1 million at March 31, 2024.

During the three months ended March 31, 2024, the Company originated $4.3 million in loans represented by $1.3 million in one- to four-family residential mortgage loans, $2.1 million in commercial real estate loans, $468,000 in commercial loans and $425,000 in consumer loans.

Deposits. Deposits increased $3.8 million, or 2.4%, from $156.2 million at December 31, 2023 to $160.0 million at March 31, 2024. Non-maturity deposits decreased $13,000 and Time deposits increased by $3.8 million as a result of increased market interest rates. The majority of the time deposit increase were into certificates of deposit with maturities of less than one year.

Total Stockholders’ Equity. Total stockholders’ equity was $35.4 million at March 31, 2024, a decrease of $46,000 or 0.1%, from $35.5 million at December 31, 2023. The decrease is due to the negative change in accumulated other comprehensive income of $322,000 partially offset by net income from operations of $276,000.

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

	For the Three Months Ended March 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$18,346	$216	4.72%	$15,335	$148	3.85%
Available-for-sale debt securities	66,538	483	2.90%	62,365	376	2.41
Held-to-maturity debt securities	9,005	104	4.62%	3,517	27	3.10
Equity securities	115	2	2.18%	88	3	3.40
Loans, net	90,760	1,073	4.73%	84,312	860	4.08
Federal Home Loan Bank stock	347	5	5.54%	347	3	3.53
Total interest-earning assets	185,111	1,883	4.07%	165,964	1,417	3.41
Noninterest-earning assets	9,496			9,548
Total assets	$194,607			$175,512

Interest-bearing liabilities:
Regular savings deposits	$31,545	12	0.15%	$35,528	17	0.19%
NOW savings deposits	18,448	12	0.26%	22,424	10	0.17
Money market deposits	26,924	102	1.51%	27,322	71	1.04
Time deposits	61,356	523	3.41%	51,853	219	1.69
Total interest-bearing deposits	138,273	649	1.88%	137,127	317	0.93
Federal Home Loan Bank advances	—	—	—%	—	—	—
Other interest-bearing liabilities	—	—	—%	—	—	—
Total interest-bearing liabilities	138,273	649	1.88%	137,127	317	0.93
Noninterest-bearing demand deposits	26,121			16,936
Other noninterest-bearing liabilities	2,781			1,191
Total liabilities	167,175			155,254
Total equity capital	27,432			20,258
Total liabilities and equity capital	$194,607			$175,512
Net interest income		$1,234			$1,100
Net interest rate spread (1)			2.19%			2.48%
Net interest-earning assets (2)	$46,838			$28,837
Net interest margin (3)			2.67%			2.65%
Average interest-earning assets to interest-bearing liabilities	133.87%			121.03%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Year Ended December 31, 2024 vs. 2023
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$29	$39	$68
Available-for-sale debt securities	25	82	107
Held-to-maturity debt securities	43	34	77
Equity securities	—	(1)	(1)
Loans, net	66	147	213
Federal Home Loan Bank stock	—	2	2
Total interest-earning assets	163	303	466

Interest-bearing liabilities:
Regular savings deposits	(2)	(3)	(5)
NOW savings deposits	(2)	4	2
Money market deposits	(1)	32	31
Time deposits	40	264	304
Total deposits	35	297	332
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	35	297	332

Change in net interest income	$128	$6	$134

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

General. Net income for the three months ended March 31, 2024 was $276,000, an increase of $63,000, or 29.6%, compared to $213,000 for the three months ended March 31, 2023.

Interest Income. Interest income for the three months ended March 31, 2024 increased by $466,000, or 33.3%, from $1.4 million for the three months ended March 31, 2023 to $1.9 million for the three months ended March 31, 2024. This increase is a result of a 24.8% increase in loan interest and fees, a 45.7% increase in interest from investments, and an 45.9% increase in interest on cash and cash equivalents.

The average balance of loans during the three months ended March 31, 2024, increased by $6.4 million or 7.7%, from the average balance for the three months ended March 31, 2023, while the average yield on loans increased to 4.73% for the three months ended March 31, 2024, from 4.08% for the three months ended March 31, 2023. The increase in average yield on loans was due to the rising interest rate environment.

The average balance of available-for-sale debt securities increased by $4.1 million, or 6.6%, to $66.5 million for the three months ended March 31, 2024, from $62.4 million for the three months ended March 31, 2023, while the average yield on available-for-sale debt securities increased to 2.90% for the three months ended March 31, 2024 from 2.41% for the three months ended March 31, 2023. This increase in yield resulted from the rising interest rate environment.

The average balance of held-to-maturity debt securities increased by $5.5 million, or 157.1%, to $9.0 million for the three months ended March 31, 2024, from $3.5 million for the three months ended March 31, 2023, while the average yield on held-to-maturity debt securities increased to 4.62% for the three months ended March 31, 2024, from 3.10% for the three months ended March 31, 2023. This increase in yield resulted from the rising interest rate environment.

Interest Expense. Interest expense for the three months ended March 31, 2024 increased by $332,000, or 104.7%, to $649,000 for the three months ended March 31, 2024 from $317,000 for the three months ended March 31, 2023. This increase is a result of the rising rate environment and consumer shift from transactional accounts to higher cost time deposits.

The average balance of regular savings deposits decreased by $4.0 million, or 11.3%, to $31.5 million for the three months ended March 31, 2024, from $35.5 million for the three months ended March 31, 2023, while the average rate on regular savings deposits decreased from 0.19% for the three months ended March 31, 2023 to 0.15% for the three months ended March 31, 2024.

The average balance of NOW savings deposits decreased by $4.0 million, or 17.9%, to $18.4 million for the three months ended March 31, 2024, from $22.4 million for the three months ended March 31, 2023, while the average rate on NOW savings deposits increased to 0.26% for the three months ended March 31, 2024, from 0.17% for the three months ended March 31, 2023. This increase in rate resulted from the rising interest rate environment.

The average balance of money market deposits decreased by $398,000, or 1.5%, to $26.9 million for the three months ended March 31, 2024, from $27.3 million for the three months ended March 31, 2023, while the average rate on money market deposits increased to 1.51% for the three months ended March 31, 2024, from 1.04% for the three months ended March 31, 2023. This increase in rate resulted from the rising interest rate environment.

The average balance of time deposits increased by $9.5 million, or 18.3%, to $61.4 million for the three months ended March 31, 2024, from $51.9 million for the three months ended March 31, 2023, while the average rate on time deposits increased to 3.41% for the three months ended March 31, 2024, from 1.69% for the three months ended March 31, 2023. This increase in rate resulted from the rising interest rate environment.

Net Interest Income. Net interest income for the three months ended March 31, 2024 was $1.2 million, an increase of $134,000, or 12.2%, from the $1.1 million for the three months ended March 31, 2023. The increase was due to an increase in average net interest earning assets of $18.0 million, or 62.5%, to $46.8 million for the three months ended March 31, 2024, from $28.8 million for the three months ended March 31, 2023 while the net interest rate spread decreased to 2.19% for the three months ended March 31, 2024, from 2.48% for the three months ended March 31, 2023.

Provision for Credit Losses. The provision for credit losses for the three months ended March 31, 2024, was $26,000 compared to $5,000 for the three months ended March 31, 2023. The allowance for credit losses was $706,000, or 0.77% of total loans, at March 31, 2024.

Noninterest Income. Noninterest income increased $37,000, or 24.8%, to $186,000 for the three months ended March 31, 2024, compared to $149,000 for the three months ended March 31, 2023. Customer service fee income increased $13,000, commission income increased by $8,000 while other noninterest income increased by $18,000.

Noninterest Expense. Noninterest expense increased $76,000, or 7.7%, to $1.1 million for the three months ended March 31, 2024, from $984,000 for the three months ended March 31, 2023. During the three months ended March 31, 2024, salaries and benefits increased $68,000, data processing expense increased $8,000 and professional fees increased $15,000 while Printing and office supplies decreased by $9,000 as well as a decrease of $18,000 in other noninterest expense.

Provision for Income Taxes. The provision for income taxes increased $11,000, or 23.4%, to $58,000 for the three months ended March 31, 2024, compared to $47,000 for the three months ended March 31, 2023. The increase was a primarily due to a $74,000, or 28.5%, increase in pretax income as well as adjustments to deferred taxes related to unrealized losses on available-for-sale securities.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from a correspondent bank. At March 31, 2024, we had no borrowings from the Federal Home Loan Bank of Chicago but had the capacity to borrow $45.6 million. At March 31, 2024, we had no borrowings from the correspondent bank but had the capacity to borrow $4.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the three months ended March 31, 2024, cash flows from operations, investing, and financial activities resulted in a net decrease in cash and cash equivalents of $2.0 million. Net cash provided from operating activities amounted to $483,000, primarily due to net income of $276,000, $62,000 from net amortization of premiums and discount from available-for-sale debt securities and $139,000 from the increase in other assets and income tax receivable, partially offset by an increase in fair value of equity securities of $23,000 and earnings of $24,000 on cash surrender value of life insurance. Net cash provided by financing activities amounted to $3.8 million, primarily due a net increase in certificates of deposit of $3.8 million. Net cash used in investing activities amounted to $6.3 million, primarily due to purchases of available-for-sale investments of $7.5 million, an increase in loans of $536,000, partially offset with proceeds from maturities of available-for-sale investment securities of $1.7 million.

We believe we maintain a strong liquidity position and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

PFS Bancorp, Inc. is a separate legal entity from Peru Federal Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At March 31, 2024, the Company (on an unconsolidated basis) had liquid assets of $7.2 million.

At March 31, 2024, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 13 to the notes to consolidated financial statements appearing elsewhere in this report.

Off-Balance Sheet Arrangements

At March 31, 2024, we had $4.1 million of outstanding commitments to originate loans, $220,000 of which represents the balance of remaining funds to be disbursed on construction loans in process, $2.3 million in unused commercial line of credit commitments, $1.2 million of unfunded home equity loans, $50,000 of unfunded consumer line of credit and $340,000 of commitments to fund new closed-end residential real estate loans. At March 31, 2024, certificates of deposit that are scheduled to mature on or before March 31, 2025 totaled $51.8 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.

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

The following table sets forth, as of March 31, 2024 the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At March 31, 2024
		Estimated Increase (Decrease) in		EVE as a Percentage of Present
		EVE		Value of Assets (3)
					Increase
Change in Interest	Estimated				(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)

	(Dollars in thousands)
300	33,725	(13,134)	(28.03)	19.96	(458.00)
200	38,331	(8,528)	(18.20)	21.75	(279.00)
100	42,723	(4,136)	(8.83)	23.30	(124.00)
Level	46,859	—	—	24.54	—
(100)	47,609	750	1.60	24.32	(22.00)
(200)	49,361	2,502	5.34	24.42	(12.00)
(300)	49,076	2,217	4.73	23.71	(83.00)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Change in Net Interest Income. The following table sets forth, at March 31, 2024, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At March 31, 2024
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
	(Dollars in thousands)
300	$5,462	(2.12)%
200	5,498	(1.47)%
100	5,536	(0.78)%
Level	5,580	—%
(100)	5,542	(0.68)%
(200)	5,608	0.50%
(300)	5,528	(0.92)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC regulations S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of PFS Bancorp, Inc. (1)

3.2	Bylaws of PFS Bancorp, Inc. (2)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended March 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

Date: May 10, 2024
Eric J. Heagy
President, Chief Executive Officer
and Chief Financial Officer