Form 10-Q
period 2024-06-30
PFS Bancorp, Inc.
filed 2024-08-07
CIK 1967656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

1,725,000 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of August 7, 2024.

PFS Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

PFS Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2024 (Unaudited) and December 31, 2023

(Dollars In thousands, except per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents — cash and due from bank	$18,219	$20,202
Available-for-sale debt securities (net of credit losses of $0 at June 30, 2024 and December 31, 2023, respectively, amortized cost of $74,721 and $67,949 at June 30, 2024 and December 31, 2023, respectively)	70,120	63,513
Held-to-maturity debt securities (net of allowance for credit losses of $0 as of June 30, 2024 and December 31, 2023)	8,674	8,947
Equity securities	170	115
Loans, net of allowance for credit losses of $693 and $675 at June 30, 2024 and December 31, 2023	91,323	90,715
Premises and equipment, net of accumulated depreciation of $2,742 and $2,748 at June 30, 2024 and December 31, 2023	2,102	2,037
Federal Home Loan Bank stock	347	347
Interest receivable	719	689
Cash surrender value of bank-owned life insurance	3,926	3,877
Deferred income taxes	1,855	1,831
Mortgage servicing rights	300	300
Other	750	880

Total assets	$198,505	$193,453

Liabilities and Equity Capital

Liabilities
Deposits
Demand	$18,613	$20,810
Savings, NOW and money market	77,615	75,676
Time	64,338	59,675

Total deposits	160,566	156,161
Deferred compensation	936	921
Income tax payable	150	257
Interest payable and other liabilities	877	595

Total liabilities	162,529	157,934

Stockholders' Equity
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 14,000,000 shares authorized, 1,725,000 issued, 1,685,000 outstanding at June 30, 2024 and December 31, 2023	17	17
Additional Paid in Capital	15,603	15,605
Unallocated common stock of ESOP	(1,298)	(1,325)
Treasury stock - 40,000 share at June 30, 2024 and December 31, 2023	(400)	(400)
Retained earnings	25,346	24,796
Accumulated other comprehensive income (loss)	(3,292)	(3,174)

Total stockholders' equity	35,976	35,519

Total liabilities and stockholders' equity	$198,505	$193,453

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2024 (Unaudited) and 2023 (Unaudited)

(Dollars In Thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest and Dividend Income
Loans, including fees	$1,132	$911	$2,205	$1,770
Debt securities
Taxable	397	251	747	506
Tax-exempt	138	124	277	248
Dividends	5	3	12	9
Other	324	294	638	466

Total interest and dividend income	1,996	1,583	3,879	2,999

Interest Expense
Deposits	748	443	1,397	760

Net Interest Income	1,248	1,140	2,482	2,239

Provision for Credit Losses	7	7	33	12

Net Interest Income After Provision for Credit Losses	1,241	1,133	2,449	2,227

Noninterest Income
Commission income	3	4	15	9
Customer service fees	107	98	214	192
Net realized gain on loan sales	2	2	4	4
Loan servicing fees	16	18	33	37
Other	54	35	102	64

Total noninterest income	182	157	368	306

Noninterest Expense
Salaries and employee benefits	528	653	1,117	1,173
Occupancy	60	57	140	131
Depreciation	41	38	81	75
Data processing	179	133	318	264
Professional fees	116	34	206	110
Marketing	47	50	83	85
Printing and office supplies	17	16	31	38
Foreclosed assets, net	—	—	—	1
Deposit insurance premiums	38	32	75	67
Other	37	29	72	81

Total noninterest expense	1,063	1,042	2,123	2,025

Income Before Income Taxes	360	248	694	508

Provision for Income Taxes	86	39	144	86

Net Income	$274	$209	$550	$422

Earnings per share-basic and diluted	$0.18	$—	$0.35	$—
Weighted-average shares outstanding-basic and diluted	1,554,592	—	1,553,904	—

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2024 (Unaudited) and 2023 (Unaudited)

(In Thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net Income	$274	$209	$550	$422

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale debt securities, net of taxes of $81 and $(113) for the three months ended June 30, 2024 and 2023, respectively, net of taxes of $(47) and $(77) for the six months ended June 30, 2024 and 2023, respectively	204	(284)	(118)	(194)

Other comprehensive income (loss)	204	(284)	(118)	(194)

Comprehensive Income (Loss)	$478	$(75)	$432	$228

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024 (Unaudited) and 2023 (Unaudited)

(In Thousands)

For the three months ended June 30:

					Accumulated
			Unallocated		Other
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock	Total
Balance, March 31, 2023	$—	$—	$—	$24,001	$(3,599)	$—	$20,402

Net income	—	—	—	209	—	—	209
Other comprehensive loss	—	—	—	—	(284)	—	(284)
Balance, June 30, 2023	$—	$—	$—	$24,210	$(3,883)	$—	$20,327

Balance, March 31, 2024	$17	$15,604	$(1,311)	$25,072	$(3,496)	(400)	$35,486

Net income	—	—	—	274	—	—	274
ESOP shares committed to be released (1,380 shares)	—	(1)	13	—	—	—	12
Other comprehensive income	—	—	—	—	204	—	204

Balance, June 30, 2024	$17	$15,603	$(1,298)	$25,346	$(3,292)	$(400)	$35,976

					Accumulated
			Unallocated		Other
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock	Total
Balance, December 31, 2022	$—	$—	$—	$23,828	$(3,689)	$—	$20,139

Net income	—	—	—	422	—	—	422
Adjustment for Adoption of ASC No. 2016-13, Financial Instruments-Credit Losses (Topic 326), net of taxes of $15.	—	—	—	(40)
Other comprehensive loss	—	—	—	—	(194)	—	(194)
Balance, June 30, 2023	$—	$—	$—	$24,210	$(3,883)	$—	$20,327

Balance, December 31, 2023	$17	$15,605	$(1,325)	$24,796	$(3,174)	$(400)	$35,519

Net income	—	—	—	550	—	—	550
ESOP shares committed to be released	—	(2)	27	—	—	—	25
Other comprehensive loss	—	—	—	—	(118)	—	(118)

Balance, June 30, 2024	$17	$15,603	$(1,298)	$25,346	$(3,292)	$(400)	$35,976

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2024 (Unaudited) and 2023 (Unaudited)
(In Thousands)

	2024	2023
Operating Activities
Net income	$550	$422
Items not requiring (providing) cash
Depreciation	81	75
Provision for credit losses	33	12
Amortization of premiums and discounts on debt securities	109	241
Deferred income taxes	23	(20)
Change in fair value of equity securities	(55)	(11)
Net realized gain on loan sales	(4)	(4)
Loss on disposal of premises and equipment	4	3
Earnings on cash surrender value of life insurance	(49)	(46)
ESOP compensation expense	25	—
Changes in
Interest receivable	(30)	22
Other assets and income tax receivable	130	(637)
Interest payable and other liabilities	190	241
Net cash provided by operating activities	1,007	298

Investing Activities
Purchases of available-for-sale debt securities	(10,302)	—
Proceeds from maturities of available-for-sale debt securities	3,424	3,764
Purchase of held-to-maturity debt securities	—	(5,626)
Proceeds from maturities of held-to-maturity debt securities	270	35
Net change in loans	(637)	1,901
Purchase of premises and equipment	(150)	(25)
Net cash (used in) provided by investing activities	(7,395)	49

Financing Activities
Net increase (decrease) in demand deposits, money market,
NOW and savings accounts	(258)	(1,215)
Net increase in certificates of deposit	4,663	11,353
Net cash provided by (used in) financing activities	4,405	10,138
Increase (Decrease) in Cash and Cash Equivalents	(1,983)	10,485
Cash and Cash Equivalents, Beginning of Year	20,202	12,651
Cash and Cash Equivalents, End of Year	$18,219	$23,136
Supplemental Cash Flows Information
Interest paid	$1,396	$779
Income taxes paid (refunded)	$262	$(65)

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

PFS Bancorp, Inc, a Maryland corporation (the “Company”), is the stock holding company for Peru Federal Savings Bank (“Bank”). Upon completion of the Bank’s mutual-to-stock conversion, which occurred on October 17, 2023, the Company became 100% owner of the Bank. 100% of the common stock of PFS Bancorp, Inc is held by the public. The cost of conversion and the issuing of common stock totaling $1.6 million were deferred and deducted from the sales proceeds of the offering.

The Bank is a federal chartered stock savings bank. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in northern Illinois, primarily LaSalle County, from its two facilities located in Peru, Illinois. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of the Office of the Comptroller of the Currency (“OCC”) and undergoes periodic examinations by the OCC. The Bank has a wholly owned subsidiary, PFSB Financial Services Inc., which is inactive.

Financial information for dates and periods before October 17, 2023 relate to the Bank only.

Jumpstart Our Business Startups Act

The Jumpstart Our Business Act (the JOBS Act), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.235 billion (adjusted for inflation) during the most recently completed fiscal year qualifies as an “emerging growth company”. The Company qualifies as an “emerging growth company” and expects to continue to qualify as an “emerging growth company” until December 31, 2028.

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

In the opinion of Company management, the accompanying unaudited consolidated financial statements at June 30, 2024 and for the periods ended June 30, 2024 and June 30, 2023 include all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated balance sheets at June 30, 2024 and the consolidated statements of income for the periods ended June 30, 2024 and 2023. The statements of income for the interim periods ended June 30, 2024 is not necessarily indicative of the results of operations for the full year. This information should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2023 and 2022 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2024 and December 31, 2023, cash equivalents consisted of due from bank accounts.

At June 30, 2024 and December 31, 2023, the Company’s cash accounts exceeded federally insured limits by $1,066 and $1,329, respectively.

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

Accrued interest receivable on available-for-sale debt securities totaled $392 and $366 at June 30, 2024 and December 31, 2023 respectively and is excluded from the estimate of credit losses.

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

Accrued interest receivable on held-to-maturity debt securities totaled $31 and $33 at June 30, 2024 and December 31, 2023 respectively and is excluded from the estimate of credit losses.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

Allowance for Credit Losses on Loans and Unfunded Commitments

The allowance for credit losses on loans and unfunded commitments (“allowance”) represents management’s estimate of the reserve necessary to adequately account for probable losses that could ultimately be realized from current loan exposures. In determining the adequacy of the allowance, management relies predominately on a disciplined credit review and approval process. The review process is directed by overall lending policy and is intended to identify, at the earliest possible stage, borrowers who might be facing financial difficulty.

The allowance for credit losses is established as losses are estimated to have occurred through a provision for credit losses charged to income. Credit losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

The quantitative analysis described above is supplemented with other qualitative factors based on the risks presented for each collectively evaluated loan pool. These qualitative factors include: past due loan trends; collateral value trends, changes to lending policies, quality of loan review, expertise of management, regulatory environment, micro and macro-economic conditions, and effects of changes in credit concentrations.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company may modify loans to borrowers experiencing financial difficulty and grant concessions that could include principal loan forgiveness, maturity date extension, interest rate, interest-only period, and payment deferral.

The Company excludes accrued interest receivable from the amortized cost basis of loans when estimating credit losses and when presenting required disclosures in the financial statements. Accrued interest on loans totaling $296 and $290 at June 30, 2024 and December 31, 2023, respectively, was excluded from the amortized cost basis of loans. Accrued interest is written off at the same time as when a loan is moved to non-accrual status.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

Note 3:  Debt Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of debt securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
June 30, 2024:
U.S. Government and federal agencies	$8,084	$27	(194)	$7,917
Mortgage-backed:
Government sponsored enterprises (GSEs)- residential	45,225	68	(3,598)	41,695
State and political subdivisions	21,412	75	(979)	20,508

	$74,721	$170	$(4,771)	$70,120

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2023:
U.S. Government and federal agencies	$8,016	$—	$(197)	$7,819
Mortgage-backed:
Government sponsored enterprises (GSEs)- residential	38,158	51	(3,691)	34,518
State and political subdivisions	21,775	139	(738)	21,176

	$67,949	$190	$(4,626)	$63,513

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Debt Securities:
June 30, 2024
U.S. Government and Federal agencies	$832	$—	$(137)	$695
Mortgage-backed:
GSE residential	—	—	—	—
Certificates of Deposit	7,842	25	(13)	7,854

	$8,674	$25	$(150)	$8,549

Held-to-maturity Debt Securities:
December 31, 2023
U.S. Government and Federal agencies	$861	$—	$(135)	$726
Mortgage-backed:
GSE residential	—	—	—	—
Certificates of Deposit	8,086	58	(14)	8,130

	$8,947	$58	$(149)	$8,856

The amortized cost and fair value of available-for-sale securities and held-to-maturity debt securities at June 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$982	$970	$1,715	$1,711
One to five years	7,894	7,602	6,127	6,142
Five to ten years	12,997	12,484	—	—
After ten years	7,623	7,369	832	696
	29,496	28,425	8,674	8,549
Mortgage-backed securities	45,225	41,695	—	—

Totals	$74,721	$70,120	$8,674	$8,549

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $14,099 at June 30, 2024 and $12,218 at December 31, 2023.

There were no sales of securities for the three and six months ended June 30, 2024 and 2023.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

A portion of available-for-sale investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.

Total fair value of these investments at June 30, 2024 and December 31, 2023, was $56,311 and $51,210. The following table shows the total available-for-sale securities and aggregate depreciation by security type:

	Number of
	securities in a	Aggregate
	loss position	depreciation

June 30, 2024

U.S. Government and Federal agencies	10	(3.46)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	182	(9.34)%
State and political subdivisions	45	(5.78)%

Total Portfolio	237	(7.81)%

December 31, 2023

U.S. Government and Federal agencies	13	(2.46)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	175	(10.66)%
State and political subdivisions	37	(5.60)%

Total Portfolio	225	(8.28)%

These unrealized losses relate principally to the changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of the underlying assets, or applicable credit enhancements. In analyzing whether and allowance for credit losses on debt securities is required, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no allowance for credit losses related to debt securities has been recorded at June 30, 2024 and December 31, 2023.

Management has evaluated the Company’s held-to-maturities securities unrealized losses and have concluded that no anticipated credit losses are expected and therefore no reserve for losses related to held-to-maturity securities has been included in the Company’s allowance for credit losses.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$—	$—	$5,427	$(194)	$5,427	$(194)
State and political subdivisions	4,059	(46)	11,892	(933)	15,951	(979)
Mortgage backed securities-GSE residential	6,695	(73)	28,238	(3,525)	34,933	(3,598)
Total AFS securities	$10,754	$(119)	$45,557	$(4,652)	$56,311	$(4,771)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$2,637	$(6)	$5,182	$(191)	$7,819	$(197)
State and political subdivisions	3,424	(15)	9,025	(723)	12,449	(738)
Mortgage backed securities-GSE residential	—	—	30,942	(3,691)	30,942	(3,691)
Total AFS securities	$6,061	$(21)	$45,149	$(4,605)	$51,210	$(4,626)

Note 4:    Equity Securities

Equity securities comprised the following as of June 30, 2024 and December 31, 2023 and are included in the consolidated balance sheet:

	June 30,	December 31,
	2024	2023
Community Development Corp. Stock	$62	$50
FHLMC Preferred Stock	108	65
Total	$170	$115

Community Development Corp. (CDC) Stock is presented on the balance sheet at fair value. The FHLMC Preferred Stock is presented on the balance sheet at fair value. The table below details changes in the carrying amount of the CDC stock and FHLMC Preferred Stock for the six months ended June 30, 2024 and year ended December 31, 2023.

	June 30,	December 31,
	2024	2023
Net gain and losses recognized during the period on equity securities	$55	$27
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—
Unrealized gains and losses recognized during the period on equity securities still held at the reporting date	$55	$27

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 5:    Loans and Allowance for Credit Losses

Classes of loans at June 30, 2024 and December 31, 2023 include:

	June 30,	December 31,
	2024	2023
Mortgage loans on real estate
Residential 1-4 family	$62,969	$62,842
Commercial	19,119	17,739
Construction and land development	1,714	2,780
Total mortgage loans on real estate	83,802	83,361
Commercial loans	4,836	5,000
Consumer	3,378	3,029
	92,016	91,390
Less
Allowance for credit losses	693	675

Net loans	$91,323	$90,715

Accrued interest on loans totaled $296 and $290 at June 30, 2024 and December 31, 2023, respectively, and is included in interest receivable on the consolidated balance sheets.

The Company participates in the U.S. Department of Agriculture’s Rural Development Section 502 Guaranteed Loan Program. This program assists approved lenders in providing low- and moderate-income households the opportunity to own adequate, modest, decent, safe and sanitary dwellings as their primary residence in eligible rural areas. Eligible applicants may, purchase, build, rehabilitate, or relocate a dwelling in an eligible rural area with 100% financing. The program provides a 90% loan note guarantee to approved lenders in order to reduce the risk of extending 100% loans to eligible rural homebuyers. As of June 30, 2024 and December 31, 2023, the company held $2,702 and $2,752 respectively, of USDA Guaranteed loans in the Residential 1-4 Family portfolio of loans.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The following tables present the balance in the allowance for credit losses based on portfolio segment as of June 30, 2024 and December 31, 2023:

	For the Three Months Ended
	June 30, 2024
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$256	$348	$11	$75
Provision charged to expense	2	(1)	(3)	(2)
Losses charged off	—	—	—	(11)
Recoveries	—	—	—	—
Balance, end of period	$258	$347	$8	$62

Allowance for credit losses for unfunded loan commitments
Balance, beginning of period	$4	$7	$2	$4
Provision charged to expense	—	1	9	(1)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$4	$8	$11	$3

	For the Three Months Ended
	June 30, 2024 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$16	$706
Provision charged to expense	2	(2)
Losses charged off	—	(11)
Recoveries	—	—
Balance, end of year	$18	$693

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$17
Provision charged to expense	—	9
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$26

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	June 30, 2023
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$240	$307	$11	$31
Provision charged to expense	(3)	(20)	(2)	8
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$237	$287	$9	$39

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$—	$—	$—
Provision charged to expense	2	10	8	3
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$2	$10	$8	$3

	For the Three Months Ended
	June 30, 2023 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$14	$603
Provision charged to expense	1	(16)
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$15	$587

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$—
Provision charged to expense	—	23
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$23

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30, 2024
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of year	$247	$332	$15	$65
Provision charged to expense	11	15	(7)	8
Losses charged off	—	—	—	(11)
Recoveries	—	—	—	—
Balance, end of year	$258	$347	$8	$62

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$2	$10	$8	$2
Provision charged to expense	2	(2)	3	1
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$4	$8	$11	$3

	For the Six Months Ended
	June 30, 2024 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$16	$675
Provision charged to expense	2	29
Losses charged off	—	(11)
Recoveries	—	—
Balance, end of year	$18	$693

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$22
Provision charged to expense	—	4
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$26

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	June 30, 2023
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of year	$262	$218	$11	$36
Provision charged to expense	(6)	(5)	(8)	8
CECL Adoption Adjustment	(19)	74	6	(5)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$237	$287	$9	$39

Allowance for credit losses:
Balance, beginning of year	$—	$—	$—	$—
Provision charged to expense	2	10	8	3
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$2	$10	$8	$3

	For the Six Months Ended
	June 30, 2023 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$16	$543
Provision charged to expense	—	(11)
CECL Adoption Adjustment	(1)	55
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$15	$587

Allowance for credit losses for unfunded loan committments:
Balance, beginning of year	$—	$—
Provision charged to expense	—	23
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$23

The provision for credit losses is determined by the Company as the amount that is added to ACL accounts to bring the ACL to that, in management's judgement, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Provision for credit losses:
Loans	$(2)	$(16)	$29	$(11)
Unfunded loan commitments	9	23	4	23
Total	$7	$7	$33	$12

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes were made to either during the three and six months ended June 30, 2024 or during the year ended December 31, 2023. The following tables represents loans, as of June 30, 2024 and December 31, 2023, by grading category and year in which the loans were originated:

	June 30, 2024
							Revolving
							Lines of
	2024	2023	2022	2021	2020	Prior	Credit	Total
Pass
Residential 1-4 Family	$2,822	$7,138	$9,347	$7,859	$15,415	$18,854	$968	$62,403
Commercial Real Estate	2,421	3,371	4,133	3,501	1,353	3,036	—	17,815
Construction and Land Development	138	1,398	—	—	48	130	—	1,714
Commercial	698	3,212	284	230	13	119	280	4,836
Consumer	1,011	1,115	569	465	201	17	—	3,378
Total Pass	$7,090	$16,234	$14,333	$12,055	$17,030	$22,156	$1,248	$90,146
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	644	—	—	—	—	—	644
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$644	$—	$—	$—	$—	$—	$644
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$556	$10	$566
Commercial Real Estate	—	—	—	—	—	660	—	660
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$1,216	$10	$1,226
Total	$7,090	$16,878	$14,333	$12,055	$17,030	$23,372	$1,258	$92,016

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	(11)	(11)
Consumer	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$(11)	$(11)

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	December 31, 2023
							Revolving
							Lines of
	2023	2022	2021	2020	2019	Prior	Credit	Total
Pass
Residential 1-4 Family	$6,760	$9,720	$8,273	$15,866	$5,981	$14,832	$839	$62,271
Commercial Real Estate	3,166	4,229	3,666	1,419	1,546	2,384	—	16,410
Construction and Land Development	2,594	—	—	49	—	137	—	2,780
Commercial	3,470	360	246	47	13	134	730	5,000
Consumer	1,352	699	589	252	101	36	—	3,029
Total Pass	$17,342	$15,008	$12,774	$17,633	$7,641	$17,523	$1,569	$89,490
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	660	—	—	—	—	513	—	1,173
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$660	$—	$—	$—	$—	$513	$—	$1,173
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$40	$531	$—	$571
Commercial Real Estate	—	—	—	—	—	156	—	156
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$40	$687	$—	$727
Total	$18,002	$15,008	$12,774	$17,633	$7,681	$18,723	$1,569	$91,390

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2024 and December 31, 2023:

June 30, 2024			Greater	2024		Total
	30-59 Days	60-89 Days	Than	Total Past		Loans
	Past Due	Past Due	90 Days	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$468	$68	$247	$783	$62,186	$62,969
Commercial	—	—	156	156	18,963	19,119
Construction and land development	—	—	—	—	1,714	1,714

Total real estate loans	468	68	403	939	82,863	83,802

Commercial	14	—	—	14	4,822	4,836
Consumer	4	—	—	4	3,374	3,378

Total	$486	$68	$403	$957	$91,059	$92,016

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

December 31, 2023				2023		Total
	30-59 Days	60-89 Days	Greater Than	Total Past		Loans
	Past Due	Past Due	90 Days	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$959	$170	$142	$1,271	$61,571	$62,842
Commercial	—	—	156	156	17,583	17,739
Construction and land development	—	—	—	—	2,780	2,780

Total real estate loans	959	170	298	1,427	81,934	83,361

Commercial	15	—	—	15	4,985	5,000
Consumer	—	—	—	—	3,029	3,029

Total	$974	$170	$298	$1,442	$89,948	$91,390

During the three and six months ended June 30, 2024, there was no accrued interest that was written off, related to loans placed in nonaccrual. During the year ended December 31, 2023 accrued interest that was written off, related to loans placed in nonaccrual during the year, amounted to $17 all related to Commercial Real Estate loans.

Collateral-Dependent Loans

At June 30, 2024, the Company held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operations of the collateral. The ACL for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

●	One-to-four family mortgages are primarily secured by first liens on residential real estate.
●	Commercial real estate loans are primarily secured by office and industrial buildings.
●	Commercial and industrial loans are primarily secured by accounts receivables, inventory, and equipment.
●	Home equity loans are primarily secured by titles on automobiles and recreational vehicles.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The following table presents information regarding collateral dependent loans as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Loan	Specific	Loan	Specific
	Balance	Allowance	Balance	Allowance
Mortgage loans on real estate:
Residential 1-4 family	567	—	$618	$1
Commercial	156	—	1,301	—
Construction and land development	—	—	—	—

Total real estate loans	723	—	1,919	1

Commercial	—	—	—	—
Consumer	—	—	—	—

Total	$723	$0	$1,919	$1

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
June 30, 2024
Residential - First Mortgage	182	—	182	177	—	65
Commercial real estate	156	—	156	156	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$338	$—	$338	$333	$—	$65

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
December 31, 2023
Residential - First Mortgage	177	—	177	117	—	—
Commercial real estate	156	—	156	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$333	$—	$333	$117	$—	$—

There is one loan 90+ days past due still accruing interest as of June 30, 2024 and none as of December 31, 2023. There were no new loans modified due to borrower experiencing financial difficulties during 2024 or 2023.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	June 30,	December 31,
	2024	2023
Land	$732	$732
Buildings and improvements	3,024	3,020
Equipment	1,088	1,033
	4,844	4,785
Less accumulated depreciation	(2,742)	(2,748)
Net premises and equipment	$2,102	$2,037

Note 7: Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $22,921 and $23,987 at June 30, 2024 and December 31, 2023, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the period ended June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Fair value as of the beginning of year	$300	$315
Additions
Servicing obligations that result from asset transfers	—	—
Less loans refinanced	—	—
Changes in fair value due to changes in valuation inputs or assumptions	—	(15)
Fair value at the end of year	$300	$300

The estimated fair value of mortgage servicing rights is determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions, such as discount rates and prepayment speeds based on market data from independent organizations. Information about the estimated fair value of mortgage servicing rights at June 30, 2024 and December 31, 2023 follows:

	June 30,	December 31,
	2024	2023
Range of discount rates	9.75-12.25%	9.75-12.25%
Range of prepayment speeds (1)	86-282	86-282
Weighted average default rate	1.24%	1.24

Management did not utilize a valuation model to calculate the fair value of mortgage servicing rights at June 30, 2024 but utilized market information to determine fair value.

(1)	Prepayment speeds measured in the Public Securities Associate Standard prepayment model (PSA) PSA is the assumed monthly rate of prepayment that is annualized to the outstanding principal balance of a mortgage loan.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 8:   Time Deposits

Time deposits in denominations of $250 or more were $13,492 on June 30, 2024 and $10,748 on December 31, 2023.

At June 30, 2024, the scheduled maturities of time deposits are as follows:

2024	$26,201
2025	29,904
2026	5,674
2027	2,025
2028	460
Thereafter	74
$64,338

Note 9:   Borrowings

As of June 30, 2024 and December 31, 2023 the Company had no borrowed funds.

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

At June 30, 2024, the Company’s available and unused portion of this borrowing agreement totaled approximately $45.8 million. At December 31, 2023, the Company’s available and unused portion of this borrowing agreement totaled approximately $45.4 million.

At June 30, 2024, the Company’s available and unused unsecured line of credit with Banker’s Bank of Wisconsin totaled $4.0 million. At December 31, 2023, the Company’s available and unused unsecured line of credit with Banker’s Bank of Wisconsin totaled $4.0 million.

Note 10:  Income Taxes

Income tax expense was $86 and $39 for the three months ended June 30, 2024 and 2023, respectively, and was $144 and $86 for the six months ended June 30, 2024 and 2023, respectively.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under the tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of June 30, 2024, and December 31, 2023 the Company has determined that no allowance is deemed necessary. The net deferred assets were $1,855 and $1,831 as of June 30, 2024 and December 31, 2023, respectively.

The Board of Directors and management continue to assess the deferred tax assets in light of recent changes in market conditions, forecasted future projected income and available tax planning strategies. As such, there may be deferred tax impairment in subsequent periods.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois. During the three and six months ended June 30, 2024 and 2023, the Company recognized no interest or penalties.

Note 11:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in equity capital, are as follows:

	June 30,	December 31,
	2024	2023
Net unrealized gain (loss) on available-for-sale debt securities	$(4,601)	$(4,436)

Tax effect	1,309	1,262

Net-of-tax amount	$(3,292)	$(3,174)

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

Management believes, as of June 30, 2024 and December 31, 2023, that the Bank meets all capital adequacy requirements to which it is subject. As of June 30, 2024, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the able below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum to Be Well
					Capitalized Under
					Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024:

Leverage ratio (to average assets)	$31,209	15.7%	$7,942	4.0%	$9,928	5.0%
Common Equity Tier 1 (to risk weighted assets)	$31,209	33.7%	$4,166	4.5%	$6,017	6.5%
Tier 1 Capital ratio (to risk weighted assets)	$31,209	33.7%	$5,554	6.0%	$7,406	8.0%
Total Capital (to risk-weighted assets)	$31,928	34.5%	$7,406	8.0%	$9,257	10.0%

As of December 31, 2023:

Leverage ratio (to average assets)	$30,629	15.7%	$7,800	4.0%	$9,750	5.0%
Common Equity Tier 1 (to risk weighted assets)	$30,629	33.4%	$4,131	4.5%	$5,967	6.5%
Tier 1 Capital ratio (to risk-weighted assets)	$30,629	33.4%	$5,508	6.0%	$7,344	8.0%
Total Capital (to risk-weighted assets)	$31,326	34.1%	$7,344	8.0%	$9,180	10.0%

The net unrealized gain or loss on available-for-sale securities, net of tax is not included in computing regulatory capital.

Note 13: Related Party Transactions

At June 30, 2024 and December 31, 2023, the Company had loans outstanding to executive officers, directors, significant shareholders, and their affiliates (related parties), in the amount of $986 and $1,053, respectively.

Deposits from related parties held by the Company at June 30, 2024 and December 31, 2023 totaled $1,016 and $992, respectively.

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

A summary of loans to directors, executive officers, and their affiliates as of June 30, 2024 and December 31, 2023 is as follows:

	June 30,	December 31,
	2024	2023
Beginning balance	$1,053	$1,195
New Loans	54	—
Repayments	(121)	(142)

Ending balance	$986	$1,053

The Company’s Board-approved law firm is Duncan & Brandt, P.C, which is solely owned by the Company’s Vice Chairman Jonathan Brandt. The Company pays an annual retainer to Duncan & Brandt of $15 and $14 for the three months ended June 30, 2024 and 2023, respectively and $30 and $27 for the six months ended June 30, 2024 and 2023. In addition to the annual retainer, the firm received various fees for legal services rendered in the normal course of business of $3 and $3

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

for the three months ended June 30, 2024 and 2023 and $6 and $4 for the six months ended June 30, 2024 and 2023, respectively.

Note 14: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a percentage of their compensation, up to the maximum allowable by the IRS, with the Company matching 50 percent of the employee’s contribution on the first 5 percent of the employee’s compensation. Employer contributions charged to expense for the three months ended June 30, 2024 and 2023 were $19 and $20, respectively, and $39 and $42 for the six months ended June 30, 2024 and 2023, respectively.

The Company has deferred compensation agreements with directors. The agreements provide for the payment of benefits at termination or retirement. The plan assets are comprised of Company stock held in a Rabbi Trust and cash assets. The cash balances earn a rate of return equivalent to the Moody’s Bond Indicies Corporate AAA rate as of December 31st of the prior year. The stock is market to to market. The charge to expense for the agreements was $(19) and $8 for the three months ended June 30, 2024 and 2023, respectively, and $(13) and $15 for the six months ended June 30, 2024 and 2023, respectively. The liability accrued for these plans totaled $936 and $921 at June 30, 2024 and December 31, 2023, respectively.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as individually analyzed loans and equity securities without a readily determinable fair value, may be measured at fair value on a nonrecurring basis.

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2024 or year ended December 31, 2023.

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

Mortgage servicing rights are evaluated on a recurring basis. Serviced loan pools are stratified by year of origination, and a fair value measurement is obtained for each stratum from an independent firm. The measurement is based on recent sales of mortgage servicing rights with similar characteristics. Since the fair value measurement is based on observable market data, it is considered a Level 2 measurement.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and December 31, 2023.

		Fair Value Measurements Using
		Quoted Prices
		in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024:
Available-for Sale debt securities:
U.S. Government and federal agencies	$7,917	$1,582	$6,335	$—
Mortgage-backed: GSE - residential	41,695	—	41,695	—
State and political Subdivision	20,508	—	20,508	—
Total Available-For-sale debt securities	$70,120	$1,582	$68,538	$—

Equity securities:
FHLMC stock	$108	$108	$—	$—
Community Development Corp. Stock	62	62	—	—
Mortgage servicing rights	300	—	300	—
Total	$70,590	$1,752	$68,838	$—

December 31, 2023:
Available-for Sale debt securities:
U.S. Government and federal agency	$7,819	$1,562	$6,257	$—
Mortgage-backed: GSE - residential	34,518	—	34,518	—
State and political subdivision	21,176	—	21,176	—
Total Available-for-sale debt securities	$63,513	$1,562	$61,951	$—

Equity securities:
FHLMC Stock	$65	$65	$—	$—
Mortgage servicing rights	300	—	300	—
Total	$63,878	$1,627	$62,251	$—

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

The carrying value and estimated fair value of financial instruments follow:

June 30, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$18,219	$18,219	$—	$—
Available-for-sale debt securities	70,120	1,582	68,538	—
Held-to-maturity debt securities	8,674	—	8,549	—
Equity securities	170	108	62	—
Loans	91,323	—	—	85,068
Interest receivable	719	719	—	—
Federal Home Loan Bank Stock	347	—	—	347
Cash surrender value of bank-owned life insurance	3,926	—	—	3,926
Financial liabilities:
Deposits	160,566	—	—	140,570
Interest payable	5	5	—	—

December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$20,202	$20,202	$—	$—
Available-for-sale debt securities	63,513	1,562	61,951
Held-to-maturity debt securities	8,947		8,856
Equity securities	115	65	50
Loans	90,715			83,792
Interest receivable	689	689
Federal Home Loan Bank Stock	347			347
Cash surrender value of bank-owned life insurance	3,877			3,877
Financial liabilities:
Deposits	156,161			148,263
Interest payable	2	2

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2024 and December 31, 2023.

Fair Value Measurements Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

December 31, 2023:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

During the three and six months ended June 30, 2024, there were no loans with were determined to have credit loasses where a specific valuation allowance was needed. During the three and six months June 30, 2023, there were no loans were determined to have credit losses where a specific valuation allowance was needed.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

equipment, commercial real estate, and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At June 30, 2024, the Company had granted unused lines of credit to borrowers aggregating approximately $2,113 and $1,221 for commercial lines and open-end consumer lines, respectively. At December 31, 2023, the Company had granted unused lines of credit to borrowers aggregating approximately $1,456 and $959 for commercial lines and open-end consumer lines, respectively.

Note 17: Government Assistance

On October 31, 2012, the Company entered into a settlement agreement on the foreclosure of the Country Aire Subdivision in LaSalle, IL whereby the Company assumed the rights and responsibility as the developer of this subdivision. This subdivision was granted a Tax Incremental Financing (TIF) district by the City of LaSalle in 2004. The previous developer did not complete the terms of the TIF agreement, thus the Company entered into an agreement with the City of LaSalle to meet the requirements of the TIF agreement and then receive the incentives upon completion of all terms of the agreement. The City of LaSalle accepted the subdivision on October 25, 2016. Because the incentives are based on the incremental taxes generated from the sale of the lots and the building of homes the Bank continued to market and sell lots with the final contract in 2019. At December 31, 2019, the Company had met all the requirements and had all lots sold therefore a TIF receivable was recorded for the estimated value of funds to be received from the City of Lasalle over the remaining term of the TIF district. Each year end the Company evaluates the TIF receivable based on the 3rd party TIF administrator’s estimated value of homes, their incremental taxes and the developer’s share of the incremental taxes. The receivable for these funds are included in Other Assets on the Consolidated Balance Sheets and changes to the valuation are adjusted through Other Non-interest Income on the Consolidated Statements of Income. The balance of this receivable was $440 and $555 as of June 30, 2024 and December 31, 2023, respectively.

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

The annual contribution to the ESOP was made during the year ended December 31, 2023, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period base on the average fair value of the shares and totaled $12 and $25 for the three and six months ended June 30, 2024, respectively, and $49 for the year ended December 31, 2023.

At December 31, 2023, there were no shares allocated to participants. There were 8,280 shares committed to be released to participants and 129,720 unallocated shares as of June 30, 2024. The fair value of unallocated ESOP shares totaled $1.2 million and $1.2 million at June 30, 2024 and December 31, 2023, respectively.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

Earnings per common share for the three and six months ended June 30, 2024 and 2023 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Net income	$274	$—	$550	$—
Weighted shares outstanding for basic EPS
Weighted average shares outstanding	1,725,000	—	1,725,000	—
Less: Weighted average unallocated ESOP shares	(130,408)	—	(131,096)	—
Less: Weighted average Treasury shares in Rabbi Trust for Deferred Compensation Plan	(40,000)		(40,000)
Weighted average shares outstanding for basic EPS	1,554,592	—	1,553,904	—
Additional dilutive shares	—	—	—	—
Weighted average shares outstanding for dilutive EPS	1,554,592	—	1,553,904	—
Basic income per share	$0.18	$—	$0.35	$—
Diluted income per share	$0.18	$—	$0.35	$—

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

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total Assets. Total assets increased $5.0 million, or 2.6%, from $193.5 million at December 31, 2023 to $198.5 million at June 30, 2024. The increase was primarily comprised of an increase in debt securities of $6.6 million and an increase of $608,000 in net loans, partially offset by a $2.0 million decrease in cash and cash equivalents.

Cash and Due from Banks. Cash and due from banks decreased by $2.0 million, or 9.9%, to $18.2 million at June 30, 2024 compared to $20.2 million at December 31, 2023. This decrease was primarily due to funding loans and debt security purchases.

Available-for-Sale Investment Securities. Available-for-sale investment securities increased by $6.6 million, or 10.4%, to $70.1 million at June 30, 2024 from $63.5 million at December 31, 2023. The increase was a result of purchases of available-for-sale securities of $10.3 million during the six months ended June 30, 2024 which was partially offset by principal payments on mortgage-backed securities and collateralized mortgage obligation securities and maturities. The market value adjustment on available-for-sale investment securities increased by $165,000 during the six months ended June 30, 2024 due to rising market interest rates.

Held-to-Maturity Investment Securities. Held-to-maturity investment securities decreased by $273,000, or 3.1%, to $8.7 million at June 30, 2024 from $8.9 millions at December 31, 2023. There were no purchases of held-to-maturity securities during the six months ended June 30, 2024.

Loans, Net. Loans, net, increased $608,000, or 0.7%, to $91.3 million at June 30, 2024 compared to $90.7 million at December 31, 2023. One- to four-family residential mortgage loans increased $127,000, or 0.2%, from $62.8 million at December 31, 2023 to $63.0 million at June 30, 2024. Commercial real estate loans increased $1.4 million, or 7.9%, from $17.7 million at December 31, 2023 to $19.1 million at June 30, 2024. Construction and land development loans decreased by $1.1 million, or 39.3%, from $2.8 million at December 31, 2023 to $1.7 million at June 30, 2024. Commercial loans decreased $164,000, or 3.3%, from $5.0 million at December 31, 2023 to $4.8 million at June 30, 2024. Consumer loans increased $349,000, or 11.5%, from $3.0 million at December 31, 2023 to $3.4 million at June 30, 2024.

During the six months ended June 30, 2024, the Company originated $8.1 million in loans represented by $3.7 million in one- to four-family residential mortgage loans, $2.7 million in commercial real estate loans, $692,000 in commercial loans and $1.0 million in consumer loans.

Deposits. Deposits increased $4.4 million, or 2.8%, from $156.2 million at December 31, 2023 to $160.6 million at June 30, 2024. Non-maturity deposits decreased $258,000 and time deposits increased by $4.7 million as a result of increased market interest rates. The majority of the time deposit increase were into certificates of deposit with maturities of less than one year.

Total Stockholders’ Equity. Total stockholders’ equity was $36.0 million at June 30, 2024, an increase of $457,000 or 1.3%, from $35.5 million at December 31, 2023. The increase is due to net income of $550,000 partially offset by the negative change in accumulated other comprehensive income of $118,000 .

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

	For the Three Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$18,998	$227	4.77%	$21,067	$235	4.46%
Available-for-sale debt securities	68,853	529	3.07	60,320	370	2.45
Held-to-maturity debt securities	8,888	103	4.65	6,385	64	4.01
Equity securities	143	—	—	89	—	—
Loans, net	91,199	1,132	4.97	82,797	911	4.40
Federal Home Loan Bank stock	347	5	5.49	347	3	3.58
Total interest-earning assets	188,428	1,996	4.24%	171,005	1,583	3.70
Noninterest-earning assets	10,120			10,072
Total assets	$198,548			$181,077

Interest-bearing liabilities:
Regular savings deposits	$31,367	13	0.16%	$34,519	17	0.20%
NOW savings deposits	19,101	12	0.26	22,765	11	0.18
Money market deposits	28,481	117	1.64	25,440	74	1.16
Time deposits	63,942	606	3.79	58,160	341	2.34
Total interest-bearing deposits	142,891	748	2.09%	140,884	443	1.26
Federal Home Loan Bank advances	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	142,891	748	2.09%	140,884	443	1.26
Noninterest-bearing demand deposits	25,295			18,446
Other noninterest-bearing liabilities	3,108			1,424
Total liabilities	171,294			160,754
Total equity capital	27,254			20,323
Total liabilities and equity capital	$198,548			$181,077
Net interest income		$1,248			$1,140
Net interest rate spread (1)			2.15%			2.44%
Net interest-earning assets (2)	$45,537			$30,121
Net interest margin (3)			2.65%			2.67%
Average interest-earning assets to interest-bearing liabilities	131.87%			121.38%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Year Ended December 31, 2024 vs. 2023
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(23)	$15	$(8)
Available-for-sale debt securities	52	107	159
Held-to-maturity debt securities	25	14	39
Equity securities	—	—	—
Loans, net	92	129	221
Federal Home Loan Bank stock	—	2	2
Total interest-earning assets	146	267	413

Interest-bearing liabilities:
Regular savings deposits	(1)	(3)	(4)
NOW savings deposits	(2)	3	1
Money market deposits	9	34	43
Time deposits	34	231	265
Total deposits	40	265	305
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	40	265	305

Change in net interest income	$106	$2	$108

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

General. Net income for the three months ended June 30, 2024 was $274,000, an increase of $65,000, or 31.1%, compared to $209,000 for the three months ended June 30, 2023.

Interest Income. Interest income for the three months ended June 30, 2024 increased by $413,000, or 25.8%, from $1.6 million for the three months ended June 30, 2023 to $2.0 million for the three months ended June 30, 2024. This increase is a result of a $221,000, or 24.3%, increase in loan interest and fees, a $159,000, or 42.6%, increase in interest from investments, and a $8,000, or 3.6%, decrease in interest on cash and cash equivalents.

The average balance of loans during the three months ended June 30, 2024, decreased by $8.4 million or 10.1%, from the average balance for the three months ended June 30, 2023, while the average yield on loans increased to 4.77% for the three months ended June 30, 2024, from 4.46% for the three months ended June 30, 2023. The increase in average yield on loans was due to the rising interest rate environment.

The average balance of available-for-sale debt securities increased by $8.5 million, or 14.3%, to $68.9 million for the three months ended June 30, 2024, from $60.3 million for the three months ended June 30, 2023, while the average yield on available-for-sale debt securities increased to 3.07% for the three months ended June 30, 2024 from 2.45% for the three months ended June 30, 2023. This increase in yield resulted from the rising interest rate environment.

The average balance of held-to-maturity debt securities increased by $2.5 million, or 39.1%, to $8.9 million for the three months ended June 30, 2024, from $6.4 million for the three months ended June 30, 2023, while the average yield on held-to-maturity debt securities increased to 4.65% for the three months ended June 30, 2024, from 4.01% for the three months ended June 30, 2023. This increase in yield resulted from the rising interest rate environment.

Interest Expense. Interest expense for the three months ended June 30, 2024 increased by $305,000, or 68.8%, to $748,000 for the three months ended June 30, 2024 from $443,000 for the three months ended June 30, 2023. This increase is a result of the rising rate environment and deposit migration from transactional accounts to higher cost time deposits.

The average balance of regular savings deposits decreased by $3.1 million, or 9.0%, to $31.4 million for the three months ended June 30, 2024, from $34.5 million for the three months ended June 30, 2023, while the average rate on regular savings deposits decreased from 0.20% for the three months ended June 30, 2023 to 0.16% for the three months ended June 30, 2024.

The average balance of NOW savings deposits decreased by $3.7 million, or 16.2%, to $19.1 million for the three months ended June 30, 2024, from $22.8 million for the three months ended June 30, 2023, while the average rate on NOW savings deposits increased to 0.26% for the three months ended June 30, 2024, from 0.18% for the three months ended June 30, 2023. This increase in rate resulted from the rising interest rate environment.

The average balance of money market deposits increased by $3.1 million, or 12.2%, to $28.5 million for the three months ended June 30, 2024, from $25.4 million for the three months ended June 30, 2023, while the average rate on money market deposits increased to 1.64% for the three months ended June 30, 2024, from 1.16% for the three months ended June 30, 2023. This increase in rate resulted from the rising interest rate environment.

The average balance of time deposits increased by $5.7 million, or 9.8%, to $63.9 million for the three months ended June 30, 2024, from $58.2 million for the three months ended June 30, 2023, while the average rate on time deposits increased to 3.79% for the three months ended June 30, 2024, from 2.34% for the three months ended June 30, 2023. This increase in rate resulted from the rising interest rate environment.

Net Interest Income. Net interest income for the three months ended June 30, 2024 was $1.2 million, an increase of $108,000, or 9.8%, from the $1.1 million for the three months ended June 30, 2023. The increase was due to an increase in average net interest earning assets of $15.4 million, or 51.2%, to $45.5 million for the three months ended June 30, 2024, from $30.1 million for the three months ended June 30, 2023 while the net interest rate spread decreased to 2.15% for the three months ended June 30, 2024, from 2.44% for the three months ended June 30, 2023.

Provision for Credit Losses. The provision for credit losses for the three months ended June 30, 2024, was $7,000 compared to $7,000 for the three months ended June 30, 2023. The allowance for credit losses was $693,000, or 0.75% of total loans, at June 30, 2024.

Noninterest Income. Noninterest income increased $25,000, or 15.9%, to $182,000 for the three months ended June 30, 2024, compared to $157,000 for the three months ended June 30, 2023. Customer service fee income increased $9,000, other noninterest income increased by $19,000, while loan servicing decreased by $2,000.

Noninterest Expense. Noninterest expense increased $21,000, or 2.0%, to $1.0 million for the three months ended June 30, 2024, from $1.0 million for the three months ended June 30, 2023. During the three months ended June 30, 2024, professional fees increased $82,000, data processing expense increased $46,000 and while salaries and benefits decreased $125,000.

Provision for Income Taxes. The provision for income taxes increased $47,000, or 120.5%, to $86,000 for the three months ended June 30, 2024, compared to $39,000 for the three months ended June 30, 2023. The increase was a primarily due to a $112,000, or 72.2%.

Average Balances and Yields. The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. No tax-equivalent adjustments have been made, as the effects are immaterial. Average balances are calculated using daily average balances. Non-accrual loans are included in average balances only. Average yields include the effects of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Net deferred loan fees/costs are immaterial.

	For the Six Months Ended June 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$18,676	$443	4.75%	$18,220	$383	4.20%
Available-for-sale debt securities	67,722	1,012	2.99	61,341	746	2.43
Held-to-maturity debt securities	8,917	207	4.64	4,952	91	3.68
Equity securities	129	2	1.94	89	3	3.38
Loans, net	90,979	2,205	4.85	83,548	1,770	4.24
Federal Home Loan Bank stock	347	10	5.52	347	6	3.56
Total interest-earning assets	186,770	3,879	4.15%	168,497	2,999	3.56%
Noninterest-earning assets	10,009			9,812
Total assets	$196,779			$178,309

Interest-bearing liabilities:
Regular savings deposits	$31,458	$25	0.16%	$35,021	$35	0.20%
NOW savings deposits	18,775	24	0.26	22,594	20	0.18
Money market deposits	27,705	219	1.58	26,375	145	1.10
Time deposits	62,650	1,129	3.60	55,025	560	2.04
Total interest-bearing deposits	140,588	1,397	1.99%	139,015	760	1.09%
Federal Home Loan Bank advances	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	140,588	1,397	1.99%	139,015	760	1.09%
Noninterest-bearing demand deposits	25,707			17,695
Other noninterest-bearing liabilities	3,143			1,308
Total liabilities	169,438			158,018
Total equity capital	27,341			20,291
Total liabilities and equity capital	$196,779			$178,309
Net interest income		$2,482			$2,239
Net interest rate spread (1)			2.16%			2.47%
Net interest-earning assets (2)	$46,182			$32,468
Net interest margin (3)			2.66% %			2.66% %
Average interest-earning assets to interest-bearing liabilities	132.85%			121.21%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30, 2024 vs. 2023
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$10	$50	$60
Available-for-sale debt securities	78	188	266
Held-to-maturity debt securities	73	43	116
Equity securities	—	(1)	(1)
Loans, net	158	277	435
Federal Home Loan Bank stock	—	4	4
Total interest-earning assets	319	561	880

Interest-bearing liabilities:
Regular savings deposits	(4)	(6)	(10)
NOW savings deposits	(3)	7	4
Money market deposits	7	67	74
Time deposits	78	491	569
Total deposits	78	559	637
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	78	559	637

Change in net interest income	$241	$2	$243

Comparison of Operating Results for the Six Months Ended June 30, 2024 and 2023

General. Net income for the Six months ended June 30, 2024 was $550,000, an increase of $128,000, or 30.3%, compared to $422,000 for the six months ended June 30, 2023.

Interest Income. Interest income for the six months ended June 30, 2024 increased by $880,000, or 29.3%, from $3.0 million for the six months ended June 30, 2023 to $3.9 million for the six  months ended June 30, 2024. This increase is a result of a $435,000, or 24.6%, increase in loan interest and fees, a $266,000, or 35.3%, increase in interest from investments, and a $60,000, or 15.7%, increase in interest on cash and cash equivalents.

The average balance of loans during the six months ended June 30, 2024, increased by $7.4 million or 8.9%, from the average balance for the six months ended June 30, 2023, while the average yield on loans increased to 4.85% for the six months ended June 30, 2024, from 4.24% for the six months ended June 30, 2023. The increase in average yield on loans was due to the rising interest rate environment.

The average balance of available-for-sale debt securities increased by $6.4 million, or 10.4%, to $67.7 million for the six months ended June 30, 2024, from $61.3 million for the six months ended June 30, 2023, while the average yield on available-for-sale debt securities increased to 2.99% for the six months ended June 30, 2024 from 2.43% for the six months ended June 30, 2023. This increase in yield resulted from the rising interest rate environment.

The average balance of held-to-maturity debt securities increased by $4.0 million, or 81.6%, to $8.9 million for the six months ended June 30, 2024, from $4.9 million for the six months ended June 30, 2023, while the average yield on held-to-maturity debt securities increased to 4.64% for the six months ended June 30, 2024, from 3.68% for the six months ended June 30, 2023. This increase in yield resulted from the rising interest rate environment.

Interest Expense. Interest expense for the six months ended June 30, 2024 increased by $637,000, or 83.8%, to $1.4 million for the six months ended June 30, 2024 from $760,000 for the six months ended June 30, 2023. This increase is a result of the rising rate environment and consumer shift from transactional accounts to higher cost time deposits.

The average balance of regular savings deposits decreased by $3.6 million, or 10.3%, to $31.4 million for the six months ended June 30, 2024, from $35.0 million for the six months ended June 30, 2023, while the average rate on regular savings deposits decreased from 0.20% for the six months ended June 30, 2023 to 0.16% for the six months ended June 30, 2024.

The average balance of NOW savings deposits decreased by $3.8 million, or 16.8%, to $18.8 million for the six months ended June 30, 2024, from $22.6 million for the six months ended June 30, 2023, while the average rate on NOW savings deposits increased to 0.26% for the six months ended June 30, 2024, from 0.18% for the six months ended June 30, 2023. This increase in rate resulted from the rising interest rate environment.

The average balance of money market deposits increased by $1.3 million, or 4.9%, to $27.7 million for the six months ended June 30, 2024, from $26.4 million for the six months ended June 30, 2023, while the average rate on money market deposits increased to 1.58% for the six months ended June 30, 2024, from 1.10% for the six months ended June 30, 2023. This increase in rate resulted from the rising interest rate environment.

The average balance of time deposits increased by $7.7 million, or 14.0%, to $62.7 million for the six months ended June 30, 2024, from $55.0 million for the six months ended June 30, 2023, while the average rate on time deposits increased to 3.60% for the six months ended June 30, 2024, from 2.04% for the six months ended June 30, 2023. This increase in rate resulted from the rising interest rate environment.

Net Interest Income. Net interest income for the six months ended June 30, 2024 was $2.5 million, an increase of $243,000, or 10.9%, from the $2.2 million for the six months ended June 30, 2023. The increase was due to an increase in average net interest earning assets of $13.7 million, or 42.2%, to $46.2 million for the six months ended June 30, 2024, from $32.5 million for the six months ended June 30, 2023 while the net interest rate spread decreased to 2.16% for the six months ended June 30, 2024, from 2.47% for the six months ended June 30, 2023.

Provision for Credit Losses. The provision for credit losses for the six months ended June 30, 2024, was $33,000 compared to $12,000 for the six months ended June 30, 2023. The allowance for credit losses was $693,000, or 0.75% of total loans, at June 30, 2024.

Noninterest Income. Noninterest income increased $62,000, or 20.3%, to $368,000 for the six months ended June 30, 2024, compared to $306,000 for the six months ended June 30, 2023. Customer service fee income increased $22,000, commission income increased by $6,000, other noninterest income increased by $38,000, while loan servicing decreased by $4,000.

Noninterest Expense. Noninterest expense increased $98,000, or 4.8%, to $2.1 million for the six months ended June 30, 2024, from $2.0 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, professional fees increased $96,000, data processing expense increased $54,000 and while salaries and benefits decreased $56,000.

Provision for Income Taxes. The provision for income taxes increased $58,000, or 67.4%, to $144,000 for the six months ended June 30, 2024, compared to $86,000 for the six months ended June 30, 2023. The increase was a primarily due to a $186,000, or 37.0%.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from a correspondent bank. At June 30, 2024, we had no borrowings from the Federal Home Loan Bank of Chicago but had the capacity to borrow $45.8 million. At June 30, 2024, we had no borrowings from the correspondent bank but had the capacity to borrow $4.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the six months ended June 30, 2024, cash flows from operations, investing, and financial activities resulted in a net decrease in cash and cash equivalents of $2.0 million. Net cash provided from operating activities amounted to $1.0 million, primarily due to net income of $550,000, $109,000 from net amortization of premiums and discount from available-for-sale debt securities, $130,000 from the decrease in other assets and income tax receivable, and $190,000 from the increase in interest payable and other liabilities, partially offset by an increase in fair value of equity securities of $55,000 and earnings of $49,000 on cash surrender value of life insurance. Net cash provided by financing activities amounted to $4.4 million, primarily due a net increase in certificates of deposit of $4.7 million. Net cash used in investing activities amounted to $7.4 million, primarily due to purchases of available-for-sale investments of $10.3 million, an increase in loans of $637,000, partially offset with proceeds from maturities of available-for-sale investment securities of $3.4 million.

We believe we maintain a strong liquidity position and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

PFS Bancorp, Inc. is a separate legal entity from Peru Federal Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At June 30, 2024, the Company (on an unconsolidated basis) had liquid assets of $7.1 million.

At June 30, 2024, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 13 to the notes to consolidated financial statements appearing elsewhere in this report.

Off-Balance Sheet Arrangements

At June 30, 2024, we had $5.3 million of outstanding commitments to originate loans, $1.5 million of which represents the balance of remaining funds to be disbursed on construction loans in process, $2.1 million in unused commercial line of credit commitments, $1.2 million of unfunded home equity loans, $50,000 of unfunded consumer line of credit and $496,000 of commitments to fund new closed-end residential real estate loans. At June 30, 2024, certificates of deposit that are scheduled to mature on or before June 30, 2025 totaled $28.0 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.

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

The following table sets forth, as of June 30, 2024 the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At June 30, 2024
		Estimated Increase (Decrease) in		EVE as a Percentage of Present
		EVE		Value of Assets (3)
					Increase
Change in Interest	Estimated				(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)

	(Dollars in thousands)
300	34,298	(13,376)	(28.06)	20.16	(464.00)
200	39,011	(8,663)	(18.17)	21.98	(282.00)
100	43,484	(4,190)	(8.79)	23.56	(124.00)
Level	47,674	—	—	24.80	—
(100)	48,562	888	1.86	24.63	(17.00)
(200)	50,253	2,579	5.41	24.70	(10.00)
(300)	49,921	2,247	4.71	23.97	(83.00)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Change in Net Interest Income. The following table sets forth, at June 30, 2024, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At June 30, 2024
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
	(Dollars in thousands)
300	$5,531	(2.49)%
200	5,576	(1.69)%
100	5,619	(0.93)%
Level	5,672	—%
(100)	5,655	(0.30)%
(200)	5,717	0.79%
(300)	5,630	(0.74)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC regulations S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of PFS Bancorp, Inc. (1)

3.2	Bylaws of PFS Bancorp, Inc. (2)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

Date: August 7, 2024
Eric J. Heagy
President, Chief Executive Officer
and Chief Financial Officer