Form 10-Q
period 2024-09-30
PFS Bancorp, Inc.
filed 2024-11-13
CIK 1967656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

1,725,000 shares of the registrant’s common stock, par value $0.01 per share, were issued and outstanding as of November 13, 2024.

PFS Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

PFS Bancorp, Inc.

Consolidated Balance Sheets

September 30, 2024 (Unaudited) and December 31, 2023

(Dollars In thousands, except per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Cash and cash equivalents — cash and due from bank	$14,450	$20,202
Available-for-sale debt securities (net of credit losses of $0 at September 30, 2024 and December 31, 2023, respectively, amortized cost of $73,209 and $67,949 at September 30, 2024 and December 31, 2023, respectively)	70,695	63,513
Held-to-maturity debt securities (net of allowance for credit losses of $0 as of September 30, 2024 and December 31, 2023)	8,428	8,947
Equity securities	153	115
Loans, net of allowance for credit losses of $859 and $675 at September 30, 2024 and December 31, 2023	95,113	90,715
Premises and equipment, net of accumulated depreciation of $2,779 and $2,748 at September 30, 2024 and December 31, 2023	2,066	2,037
Federal Home Loan Bank stock	347	347
Interest receivable	736	689
Cash surrender value of bank-owned life insurance	3,952	3,877
Deferred income taxes	1,354	1,831
Mortgage servicing rights	300	300
Other	758	880

Total assets	$198,352	$193,453

Liabilities and Equity Capital	—

Liabilities
Deposits
Demand	$18,812	$20,810
Savings, NOW and money market	74,226	75,676
Time	65,569	59,675

Total deposits	158,607	156,161
Deferred compensation	987	921
Income tax payable	243	257
Interest payable and other liabilities	791	595

Total liabilities	160,628	157,934

Stockholders' Equity
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 14,000,000 shares authorized, 1,725,000 issued, 1,685,000 outstanding at September 30, 2024 and December 31, 2023	17	17
Additional Paid in Capital	15,602	15,605
Unallocated common stock of ESOP	(1,283)	(1,325)
Treasury stock - 40,000 share at September 30, 2024 and December 31, 2023	(400)	(400)
Retained earnings	25,588	24,796
Accumulated other comprehensive income (loss)	(1,800)	(3,174)

Total stockholders' equity	37,724	35,519

Total liabilities and stockholders' equity	$198,352	$193,453

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2024 (Unaudited) and 2023 (Unaudited)

(Dollars In Thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest and Dividend Income
Loans, including fees	$1,209	$963	$3,414	$2,733
Debt securities
Taxable	408	241	1,155	747
Tax-exempt	137	124	414	371
Dividends	5	5	17	14
Other	258	345	895	811

Total interest and dividend income	2,017	1,678	5,895	4,676

Interest Expense
Deposits	776	517	2,173	1,276

Net Interest Income	1,241	1,161	3,722	3,400

Provision for Credit Losses	113	71	146	83

Net Interest Income After Provision for Credit Losses	1,128	1,090	3,576	3,317

Noninterest Income
Commission income	8	5	23	14
Customer service fees	112	108	326	300
Net realized gain on loan sales	2	2	5	6
Loan servicing fees	16	19	50	56
Other	30	49	133	113

Total noninterest income	168	183	537	489

Noninterest Expense
Salaries and employee benefits	594	510	1,711	1,683
Occupancy	70	64	210	195
Depreciation	37	38	118	112
Data processing	114	137	432	401
Professional fees	86	34	291	143
Marketing	37	37	120	123
Printing and office supplies	19	17	50	55
Foreclosed assets, net	—	3	—	4
Deposit insurance premiums	54	36	129	103
Other	25	27	97	109

Total noninterest expense	1,036	903	3,158	2,928

Income Before Income Taxes	260	370	955	878

Provision for Income Taxes	18	70	163	156

Net Income	$242	$300	$792	$722

Earnings per share-basic and diluted	$0.16	$—	$0.51	$—
Weighted-average shares outstanding-basic and diluted	1,555,970	—	1,554,590	—

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2024 (Unaudited) and 2023 (Unaudited)

(In Thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net Income	$242	$300	$792	$722

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale debt securities, net of taxes of $595 and $(293) for the three months ended September 30, 2024 and 2023, respectively, net of taxes of $548 and $(371) for the nine months ended September 30, 2024 and 2023, respectively	1,492	(734)	1,374	(928)

Other comprehensive income (loss)	1,492	(734)	1,374	(928)

Comprehensive Income (Loss)	$1,734	$(434)	$2,166	$(206)

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024 (Unaudited) and 2023 (Unaudited)

(In Thousands)

For the three months ended September 30:

					Accumulated
			Unallocated		Other
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock	Total
Balance, June 30, 2023	$—	$—	$—	$24,210	$(3,883)	$—	$20,327

Net income	—	—	—	300	—	—	300
Other comprehensive loss	—	—	—	—	(734)	—	(734)
Balance, September 30, 2023	$—	$—	$—	$24,510	$(4,617)	$—	$19,893

Balance, June 30, 2024	$17	$15,603	$(1,298)	$25,346	$(3,292)	(400)	$35,976

Net income	—	—	—	242	—	—	242
ESOP shares committed to be released (1,380 shares)	—	(1)	15	—	—	—	14
Other comprehensive income	—	—	—	—	1,492	—	1,492

Balance, September 30, 2024	$17	$15,602	$(1,283)	$25,588	$(1,800)	$(400)	$37,724

For the nine months ended September 30:					Accumulated
			Unallocated		Other
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock	Total
Balance, December 31, 2022	$—	$—	$—	$23,828	$(3,689)	$—	$20,139

Net income	—	—	—	722	—	—	722
Adjustment for Adoption of ASC No. 2016-13, Financial Instruments-Credit Losses (Topic 326), net of taxes of $15.	—	—	—	(40)
Other comprehensive loss	—	—	—	—	(928)	—	(928)
Balance, September 30, 2023	$—	$—	$—	$24,510	$(4,617)	$—	$19,893

Balance, December 31, 2023	$17	$15,605	$(1,325)	$24,796	$(3,174)	$(400)	$35,519

Net income	—	—	—	792	—	—	792
ESOP shares committed to be released (4,140 shares)	—	(3)	42	—	—	—	39
Other comprehensive income	—	—	—	—	1,374	—	1,374

Balance, September 30, 2024	$17	$15,602	$(1,283)	$25,588	$(1,800)	$(400)	$37,724

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2024 (Unaudited) and 2023 (Unaudited)
(In Thousands)

	2024	2023
Operating Activities
Net income	$792	$722
Items not requiring (providing) cash
Depreciation	118	112
Provision for credit losses	146	83
Amortization of premiums and discounts on debt securities	145	352
Deferred income taxes	(71)	(51)
Change in fair value of equity securities	(38)	(12)
Net realized gain on loan sales	(5)	(6)
Loss on disposal of premises and equipment	4	4
Earnings on cash surrender value of life insurance	(75)	(69)
ESOP compensation expense	39	—
Changes in
Interest receivable	(47)	81
Other assets and income tax receivable	122	(1,377)
Interest payable and other liabilities	252	480
Net cash provided by operating activities	1,382	319

Investing Activities
Purchases of available-for-sale debt securities	(10,819)	—
Proceeds from maturities of available-for-sale debt securities	5,418	5,378
Purchase of held-to-maturity debt securities	—	(6,850)
Proceeds from maturities of held-to-maturity debt securities	515	535
Net change in loans	(4,543)	(3,798)
Purchase of premises and equipment	(151)	(32)
Net cash (used in) provided by investing activities	(9,580)	(4,767)

Financing Activities
Net increase (decrease) in demand deposits, money market,
NOW and savings accounts	(3,448)	15,028
Net increase in certificates of deposit	5,894	12,545
Net cash provided by (used in) financing activities	2,446	27,573
Increase (Decrease) in Cash and Cash Equivalents	(5,752)	23,125
Cash and Cash Equivalents, Beginning of Year	20,202	12,651
Cash and Cash Equivalents, End of Year	$14,450	$35,776
Supplemental Cash Flows Information
Interest paid	$2,170	$1,295
Income taxes paid (refunded)	$254	$(24)

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

In the opinion of Company management, the accompanying unaudited consolidated financial statements at September 30, 2024 and for the periods ended September 30, 2024 and September 30, 2023 include all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated balance sheet at September 30, 2024 and the consolidated statements of income for the periods ended September 30, 2024 and 2023. The statements of income for the interim periods ended September 30, 2024 is not necessarily indicative of the results of operations for the full year. This information should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2023 and 2022 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2024 and December 31, 2023, cash equivalents consisted of due from bank accounts.

At September 30, 2024 and December 31, 2023, the Company’s cash accounts exceeded federally insured limits by $1,845 and $1,329, respectively.

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

Accrued interest receivable on available-for-sale debt securities totaled $377 and $366 at September 30, 2024 and December 31, 2023 respectively and is excluded from the estimate of credit losses.

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

Accrued interest receivable on held-to-maturity debt securities totaled $30 and $33 at September 30, 2024 and December 31, 2023 respectively and is excluded from the estimate of credit losses.

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

The Company excludes accrued interest receivable from the amortized cost basis of loans when estimating credit losses and when presenting required disclosures in the financial statements. Accrued interest on loans totaling $329 and $290 at September 30, 2024 and December 31, 2023, respectively, was excluded from the amortized cost basis of loans. Accrued interest is written off at the same time as when a loan is moved to non-accrual status.

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

Note 3:  Debt Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of debt securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
September 30, 2024:
U.S. Government and federal agencies	$8,119	$155	(81)	$8,193
Mortgage-backed:
Government sponsored enterprises (GSEs)- residential	44,058	485	(2,503)	42,040
State and political subdivisions	21,032	138	(708)	20,462

	$73,209	$778	$(3,292)	$70,695

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2023:
U.S. Government and federal agencies	$8,016	$—	$(197)	$7,819
Mortgage-backed:
Government sponsored enterprises (GSEs)- residential	38,158	51	(3,691)	34,518
State and political subdivisions	21,775	139	(738)	21,176

	$67,949	$190	$(4,626)	$63,513

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Debt Securities:
September 30, 2024
U.S. Government and Federal agencies	$831	$—	$(106)	$725
Mortgage-backed:
GSE residential	—	—	—	—
Certificates of Deposit	7,597	146	(2)	7,741

	$8,428	$146	$(108)	$8,466

Held-to-maturity Debt Securities:
December 31, 2023
U.S. Government and Federal agencies	$861	$—	$(135)	$726
Mortgage-backed:
GSE residential	—	—	—	—
Certificates of Deposit	8,086	58	(14)	8,130

	$8,947	$58	$(149)	$8,856

The amortized cost and fair value of available-for-sale securities and held-to-maturity debt securities at September 30, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$1,843	$1,814	$1,967	$1,973
One to five years	7,411	7,294	5,630	5,768
Five to ten years	12,537	12,322	—	—
After ten years	7,360	7,225	—	—
	29,151	28,655	7,597	7,741
Mortgage-backed securities	44,058	42,040	831	725

Totals	$73,209	$70,695	$8,428	$8,466

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $13,955 at September 30, 2024 and $12,218 at December 31, 2023.

There were no sales of securities for the three and nine months ended September 30, 2024 and 2023.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

A portion of available-for-sale investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.

Total fair value of these investments at September 30, 2024 and December 31, 2023, was $45,300 and $51,210. The following table shows the total available-for-sale securities and aggregate depreciation by security type:

	Number of
	securities in a	Aggregate
	loss position	depreciation

September 30, 2024

U.S. Government and Federal agencies	6	(2.40)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	171	(7.92)%
State and political subdivisions	37	(5.21)%

Total Portfolio	214	(6.77)%

December 31, 2023

U.S. Government and Federal agencies	13	(2.46)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	175	(10.66)%
State and political subdivisions	37	(5.60)%

Total Portfolio	225	(8.28)%

These unrealized losses relate principally to the changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of the underlying assets, or applicable credit enhancements. In analyzing whether and allowance for credit losses on debt securities is required, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no allowance for credit losses related to debt securities has been recorded at September 30, 2024 and December 31, 2023.

Management has evaluated the Company’s held-to-maturities securities unrealized losses and have concluded that no anticipated credit losses are expected and therefore no reserve for losses related to held-to-maturity securities has been included in the Company’s allowance for credit losses.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$—	$—	$3,300	$(81)	$3,300	$(81)
State and political subdivisions	1,476	(8)	11,416	(700)	12,892	(708)
Mortgage backed securities-GSE residential	1,366	(20)	27,742	(2,483)	29,108	(2,503)
Total AFS securities	$2,842	$(28)	$42,458	$(3,264)	$45,300	$(3,292)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$2,637	$(6)	$5,182	$(191)	$7,819	$(197)
State and political subdivisions	3,424	(15)	9,025	(723)	12,449	(738)
Mortgage backed securities-GSE residential	—	—	30,942	(3,691)	30,942	(3,691)
Total AFS securities	$6,061	$(21)	$45,149	$(4,605)	$51,210	$(4,626)

Note 4:    Equity Securities

Equity securities comprised the following as of September 30, 2024 and December 31, 2023 and are included in the consolidated balance sheet:

	September 30,	December 31,
	2024	2023
Community Development Corp. Stock	$62	$50
FHLMC Preferred Stock	91	65
Total	$153	$115

Community Development Corp. (CDC) Stock is presented on the balance sheet at fair value. The FHLMC Preferred Stock is presented on the balance sheet at fair value. The table below details changes in the carrying amount of the CDC stock and FHLMC Preferred Stock for the nine months ended June 30, 2024 and year ended December 31, 2023.

	September 30,	December 31,
	2024	2023
Net gains and losses recognized during the period on equity securities	$38	$27
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—
Unrealized gains and losses recognized during the period on equity securities still held at the reporting date	$38	$27

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 5:    Loans and Allowance for Credit Losses

Classes of loans at September 30, 2024 and December 31, 2023 include:

	September 30,	December 31,
	2024	2023
Mortgage loans on real estate:
Residential 1-4 family	$65,001	$62,842
Commercial	21,166	17,739
Construction and land development	1,306	2,780
Total mortgage loans on real estate	87,473	83,361
Commercial loans	4,851	5,000
Consumer	3,648	3,029
	95,972	91,390
Less:
Allowance for credit losses	859	675

Net loans	$95,113	$90,715

Accrued interest on loans totaled $329 and $290 at September 30, 2024 and December 31, 2023, respectively, and is included in interest receivable on the consolidated balance sheets.

The Company participates in the U.S. Department of Agriculture’s Rural Development Section 502 Guaranteed Loan Program. This program assists approved lenders in providing low- and moderate-income households the opportunity to own adequate, modest, decent, safe and sanitary dwellings as their primary residence in eligible rural areas. Eligible applicants may, purchase, build, rehabilitate, or relocate a dwelling in an eligible rural area with 100% financing. The program provides a 90% loan note guarantee to approved lenders in order to reduce the risk of extending 100% loans to eligible rural homebuyers. As of September 30, 2024 and December 31, 2023, the company held $2,674 and $2,752 respectively, of USDA Guaranteed loans in the Residential 1-4 Family portfolio of loans.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The following tables present the balance in the allowance for credit losses based on portfolio segment as of September 30, 2024 and December 31, 2023:

	For the Three Months Ended
	September 30, 2024
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$258	$347	$8	$62
Provision charged to expense	9	158	(3)	(47)
Losses charged off	—	—	—	(1)
Recoveries	—	—	—	49
Balance, end of period	$267	$505	$5	$63

Allowance for credit losses for unfunded loan commitments
Balance, beginning of period	$4	$8	$11	$3
Provision charged to expense	(1)	(1)	(6)	—
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$3	$7	$5	$3

	For the Three Months Ended
	September 30, 2024 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$18	$693
Provision charged to expense	4	121
Losses charged off	(3)	(4)
Recoveries	—	49
Balance, end of year	$19	$859

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$26
Provision charged to expense	—	(8)
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$18

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	September 30, 2023
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$237	$287	$9	$39
Provision charged to expense	7	33	3	20
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$244	$320	$12	$59

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$2	$10	$8	$3
Provision charged to expense	(1)	—	8	—
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$1	$10	$16	$3

	For the Three Months Ended
	September 30, 2023 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$15	$587
Provision charged to expense	1	64
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$16	$651

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$23
Provision charged to expense	—	7
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$30

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30, 2024
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of year	$247	$332	$15	$65
Provision charged to expense	20	173	(10)	(39)
Losses charged off	—	—	—	(12)
Recoveries	—	—	—	49
Balance, end of year	$267	$505	$5	$63

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$2	$10	$8	$2
Provision charged to expense	1	(3)	(3)	1
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$3	$7	$5	$3

	For the Nine Months Ended
	September 30, 2024 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$16	$675
Provision charged to expense	6	150
Losses charged off	(3)	(15)
Recoveries	—	49
Balance, end of year	$19	$859

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$22
Provision charged to expense	—	(4)
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$18

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	September 30, 2023
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of year	$262	$218	$11	$36
Provision charged to expense	1	28	(5)	28
CECL Adoption Adjustment	(19)	74	6	(5)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$244	$320	$12	$59

Allowance for credit losses:
Balance, beginning of year	$—	$—	$—	$—
Provision charged to expense	1	10	16	3
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$1	$10	$16	$3

	For the Nine Months Ended
	September 30, 2023 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$16	$543
Provision charged to expense	1	53
CECL Adoption Adjustment	(1)	55
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$16	$651

Allowance for credit losses for unfunded loan commitments:
Balance, beginning of year	$—	$—
Provision charged to expense	—	30
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$30

The provision for credit losses is determined by the Company as the amount that is added to ACL accounts to bring the ACL to that, in management's judgement, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Provision for credit losses:
Loans	$121	$64	$150	$53
Unfunded loan commitments	(8)	7	(4)	30
Total	$113	$71	$146	$83

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes were made to either during the three and nine months ended September 30, 2024 or during the year ended December 31, 2023. The following tables represents loans, as of September 30, 2024 and December 31, 2023, by grading category and year in which the loans were originated:

	September 30, 2024
							Revolving
							Lines of
	2024	2023	2022	2021	2020	Prior	Credit	Total
Pass
Residential 1-4 Family	$5,893	$7,614	$9,062	$7,663	$14,986	$18,633	$884	$64,735
Commercial Real Estate	4,662	3,358	4,084	3,473	1,320	2,971	—	19,868
Construction and Land Development	287	846	—	—	47	126	—	1,306
Commercial	694	3,156	254	224	10	106	407	4,851
Consumer	1,530	1,035	478	409	185	11	—	3,648
Total Pass	$13,066	$16,009	$13,878	$11,769	$16,548	$21,847	$1,291	$94,408
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	642	—	—	—	—	—	642
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$642	$—	$—	$—	$—	$—	$642
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$266	$—	$266
Commercial Real Estate	—	—	—	—	—	656	—	656
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$922	$—	$922
Total	$13,066	$16,651	$13,878	$11,769	$16,548	$22,769	$1,291	$95,972

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	(12)	—	—	—	—	—	(12)
Consumer	—	(3)	—	—	—	—	—	(3)
	$—	$(15)	$—	$—	$—	$—	$—	$(15)

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	December 31, 2023
							Revolving
							Lines of
	2023	2022	2021	2020	2019	Prior	Credit	Total
Pass
Residential 1-4 Family	$6,760	$9,720	$8,273	$15,866	$5,981	$14,832	$839	$62,271
Commercial Real Estate	3,166	4,229	3,666	1,419	1,546	2,384	—	16,410
Construction and Land Development	2,594	—	—	49	—	137	—	2,780
Commercial	3,470	360	246	47	13	134	730	5,000
Consumer	1,352	699	589	252	101	36	—	3,029
Total Pass	$17,342	$15,008	$12,774	$17,633	$7,641	$17,523	$1,569	$89,490
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	660	—	—	—	—	513	—	1,173
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$660	$—	$—	$—	$—	$513	$—	$1,173
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$40	$531	$—	$571
Commercial Real Estate	—	—	—	—	—	156	—	156
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$40	$687	$—	$727
Total	$18,002	$15,008	$12,774	$17,633	$7,681	$18,723	$1,569	$91,390

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$—	$—

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2024 and December 31, 2023:

September 30, 2024				2024		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$149	$208	$266	$623	$64,378	$65,001
Commercial	240	13	156	409	20,757	21,166
Construction and land development	—	—	—	—	1,306	1,306

Total real estate loans	389	221	422	1,032	86,441	87,473

Commercial	—	—	—	—	4,851	4,851
Consumer	28	—	—	28	3,620	3,648

Total	$417	$221	$422	$1,060	$94,912	$95,972

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

December 31, 2023				2023		Total
	30-59 Days	60-89 Days	Greater Than	Total Past		Loans
	Past Due	Past Due	90 Days	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$959	$170	$142	$1,271	$61,571	$62,842
Commercial	—	—	156	156	17,583	17,739
Construction and land development	—	—	—	—	2,780	2,780

Total real estate loans	959	170	298	1,427	81,934	83,361

Commercial	15	—	—	15	4,985	5,000
Consumer	—	—	—	—	3,029	3,029

Total	$974	$170	$298	$1,442	$89,948	$91,390

During the three and nine months ended September 30, 2024, accrued interest that was written off, related to loans placed in nonaccrual during the year, amounted to $2 all related to Residential Real Estate loans. During the year ended December 31, 2023 accrued interest that was written off, related to loans placed in nonaccrual during the year, amounted to $17 all related to Commercial Real Estate loans.

Collateral-Dependent Loans

At September 30, 2024, the Company held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operations of the collateral. The ACL for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

●	One-to-four family mortgages are primarily secured by first liens on residential real estate.
●	Commercial real estate loans are primarily secured by office and industrial buildings.
●	Commercial and industrial loans are primarily secured by accounts receivables, inventory, and equipment.
●	Home equity loans are primarily secured by second liens on residential real estate.
●	Consumer loans are primarily secured by titles on automobiles and recreational vehicles.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The following table presents information regarding collateral dependent loans as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Loan	Specific	Loan	Specific
	Balance	Allowance	Balance	Allowance
Mortgage loans on real estate:
Residential 1-4 family	266	—	$618	$1
Commercial	156	156	1,301	—
Construction and land development	—	—	—	—

Total real estate loans	422	156	1,919	1

Commercial	—	—	—	—
Consumer	—	—	—	—

Total	$422	$156	$1,919	$1

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
September 30, 2024
Residential - First Mortgage	266	—	266	177	—	—
Commercial real estate	—	156	156	156	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$266	$156	$422	$333	$—	$—

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
December 31, 2023
Residential - First Mortgage	177	—	177	117	—	—
Commercial real estate	156	—	156	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$333	$—	$333	$117	$—	$—

There were no new loans modified due to borrower experiencing financial difficulties during 2024 or 2023.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	September 30,	December 31,
	2024	2023
Land	$732	$732
Buildings and improvements	3,024	3,020
Equipment	1,089	1,033
	4,845	4,785
Less accumulated depreciation	(2,779)	(2,748)
Net premises and equipment	$2,066	$2,037

Note 7: Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $22,122 and $23,987 at September 30, 2024 and December 31, 2023, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the period ended September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Fair value as of the beginning of year	$300	$315
Additions
Servicing obligations that result from asset transfers	—	—
Less loans refinanced	—	—
Changes in fair value due to changes in valuation inputs or assumptions	—	(15)
Fair value at the end of year	$300	$300

The estimated fair value of mortgage servicing rights is determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions, such as discount rates and prepayment speeds based on market data from independent organizations. Information about the estimated fair value of mortgage servicing rights at September 30, 2024 and December 31, 2023 follows:

	September 30,	December 31,
	2024	2023
Range of discount rates	9.75-12.25%	9.75-12.25%
Range of prepayment speeds (1)	86-282	86-282
Weighted average default rate	1.24%	1.24

Management did not utilize a valuation model to calculate the fair value of mortgage servicing rights at September 30, 2024 but utilized market information to determine fair value.

(1)	Prepayment speeds measured in the Public Securities Associate Standard prepayment model (PSA) PSA is the assumed monthly rate of prepayment that is annualized to the outstanding principal balance of a mortgage loan.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 8:   Time Deposits

Time deposits in denominations of $250 or more were $12,995 on September 30, 2024 and $10,748 on December 31, 2023.

At September 30, 2024, the scheduled maturities of time deposits are as follows:

2024	$17,990
2025	38,815
2026	6,022
2027	2,014
2028	460
Thereafter	268
$65,569

Note 9:   Borrowings

As of September 30, 2024 and December 31, 2023 the Company had no borrowed funds.

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

At September 30, 2024, the Company’s available and unused portion of this borrowing agreement totaled approximately $45.8 million. At December 31, 2023, the Company’s available and unused portion of this borrowing agreement totaled approximately $45.4 million.

At September 30, 2024, the Company’s available and unused unsecured line of credit with Banker’s Bank of Wisconsin totaled $4.0 million. At December 31, 2023, the Company’s available and unused unsecured line of credit with Banker’s Bank of Wisconsin totaled $4.0 million.

Note 10:  Income Taxes

Income tax expense was $18 and $70 for the three months ended September 30, 2024 and 2023, respectively, and was $163 and $156 for the nine months ended September 30, 2024 and 2023, respectively.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under the tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of September 30, 2024, and December 31, 2023 the Company has determined that no allowance is deemed necessary. The net deferred assets were $1,354 and $1,831 as of September 30, 2024 and December 31, 2023, respectively.

The Board of Directors and management continue to assess the deferred tax assets in light of recent changes in market conditions, forecasted future projected income and available tax planning strategies. As such, there may be deferred tax impairment in subsequent periods.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois. During the three and nine months ended September 30, 2024 and 2023, the Company recognized no interest or penalties.

Note 11:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in equity capital, are as follows:

	September 30,	December 31,
	2024	2023
Net unrealized gain (loss) on available-for-sale debt securities	$(2,514)	$(4,436)

Tax effect	714	1,262

Net-of-tax amount	$(1,800)	$(3,174)

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

Management believes, as of September 30, 2024 and December 31, 2023, that the Bank meets all capital adequacy requirements to which it is subject. As of September 30, 2024, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the able below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum to Be Well
					Capitalized Under
					Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024:

Leverage ratio (to average assets)	$31,477	16.0%	$7,859	4.0%	$9,824	5.0%
Common Equity Tier 1 (to risk weighted assets)	$31,477	33.2%	$4,267	4.5%	$6,163	6.5%
Tier 1 Capital ratio (to risk weighted assets)	$31,477	33.2%	$5,689	6.0%	$7,585	8.0%
Total Capital (to risk-weighted assets)	$32,354	34.1%	$7,585	8.0%	$9,482	10.0%

As of December 31, 2023:

Leverage ratio (to average assets)	$30,629	15.7%	$7,800	4.0%	$9,750	5.0%
Common Equity Tier 1 (to risk weighted assets)	$30,629	33.4%	$4,131	4.5%	$5,967	6.5%
Tier 1 Capital ratio (to risk-weighted assets)	$30,629	33.4%	$5,508	6.0%	$7,344	8.0%
Total Capital (to risk-weighted assets)	$31,326	34.1%	$7,344	8.0%	$9,180	10.0%

The net unrealized gain or loss on available-for-sale securities, net of tax is not included in computing regulatory capital.

Note 13: Related Party Transactions

At September 30, 2024 and December 31, 2023, the Company had loans outstanding to executive officers, directors, significant shareholders, and their affiliates (related parties), in the amount of $959 and $1,053, respectively.

Deposits from related parties held by the Company at September 30, 2024 and December 31, 2023 totaled $1,235 and $992, respectively.

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

A summary of loans to directors, executive officers, and their affiliates as of September 30, 2024 and December 31, 2023 is as follows:

	September 30,	December 31,
	2024	2023
Beginning balance	$1,053	$1,195
New Loans	54	—
Repayments	(148)	(142)

Ending balance	$959	$1,053

The Company’s Board-approved law firm is Duncan & Brandt, P.C, which is solely owned by the Company’s Vice Chairman Jonathan Brandt. The Company pays an annual retainer to Duncan & Brandt of $15 and $15 for the three months ended September 30, 2024 and 2023, respectively and $45 and $42 for the nine months ended September 30, 2024 and 2023. In addition to the annual retainer, the firm received various fees for legal services rendered in the normal course of business

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

of $5 and $7 for the three months ended September 30, 2024 and 2023 and $11 and $11 for the nine months ended September 30, 2024 and 2023, respectively.

Note 14: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a percentage of their compensation, up to the maximum allowable by the IRS, with the Company matching 50 percent of the employee’s contribution on the first 5 percent of the employee’s compensation. Employer contributions charged to expense for the three months ended September 30, 2024 and 2023 were $20 and $22, respectively, and $59 and $64 for the nine months ended September 30, 2024 and 2023, respectively.

The Company has deferred compensation agreements with directors. The agreements provide for the payment of benefits at termination or retirement. The plan assets are comprised of Company stock held in a Rabbi Trust and cash assets. The cash balances earn a rate of return equivalent to the Moody’s Bond Indices Corporate AAA rate as of December 31st of the prior year. The stock is marked to market. The charge to expense for the agreements was $38 and $9 for the three months ended September 30, 2024 and 2023, respectively, and $25 and $24 for the nine months ended September 30, 2024 and 2023, respectively. The liability accrued for these plans totaled $987 and $921 at September 30, 2024 and December 31, 2023, respectively.

The Company has an Employee Stock Ownership Plan. See Note 18.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2024 or year ended December 31, 2023.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and December 31, 2023.

		Fair Value Measurements Using
		Quoted Prices
		in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024:
Available-for Sale debt securities:
U.S. Government and federal agencies	$8,193	$1,621	$6,572	$—
Mortgage-backed: GSE - residential	42,040	—	42,040	—
State and political Subdivision	20,462	—	20,462	—
Total Available-For-sale debt securities	$70,695	$1,621	$69,074	$—

Equity securities:
FHLMC stock	$91	$91	$—	$—
Community Development Corp. Stock	62	—	62	—
Mortgage servicing rights	300	—	300	—
Total	$71,148	$1,712	$69,436	$—

December 31, 2023:
Available-for Sale debt securities:
U.S. Government and federal agency	$7,819	$1,562	$6,257	$—
Mortgage-backed: GSE - residential	34,518	—	34,518	—
State and political subdivision	21,176	—	21,176	—
Total Available-for-sale debt securities	$63,513	$1,562	$61,951	$—

Equity securities:
FHLMC Stock	$65	$65	$—	$—
Mortgage servicing rights	300	—	300	—
Total	$63,878	$1,627	$62,251	$—

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

The carrying value and estimated fair value of financial instruments follow:

September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,450	$14,450	$—	$—
Available-for-sale debt securities	70,695	1,621	69,074	—
Held-to-maturity debt securities	8,428	—	8,549	—
Equity securities	153	91	62	—
Loans	95,113	—	—	90,752
Interest receivable	736	736	—	—
Federal Home Loan Bank Stock	347	—	—	347
Cash surrender value of bank-owned life insurance	3,952	—	—	3,952
Financial liabilities:
Deposits	158,607	—	—	144,143
Interest payable	5	5	—	—

December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$20,202	$20,202	$—	$—
Available-for-sale debt securities	63,513	1,562	61,951	—
Held-to-maturity debt securities	8,947	—	8,856	—
Equity securities	115	65	50	—
Loans	90,715	—	—	83,792
Interest receivable	689	689	—	—
Federal Home Loan Bank Stock	347	—	—	347
Cash surrender value of bank-owned life insurance	3,877	—	—	3,877
Financial liabilities:
Deposits	156,161	—	—	148,263
Interest payable	2	2	—	—

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2024 and December 31, 2023.

Fair Value Measurements Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

December 31, 2023:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

During the three and nine months ended September 30, 2024, there were one loan determined to have credit losses where a specific valuation allowance was needed. The recorded amount of this loan is $156,000 ,with a fair value of $0 thus the amount of the specific reserve for this loan was $156,000. During the three and nine months September 30, 2023, there were no loans were determined to have credit losses where a specific valuation allowance was needed.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At September 30, 2024, the Company had granted unused lines of credit to borrowers aggregating approximately $2,490 and $1,278 for commercial lines and open-end consumer lines, respectively. At December 31, 2023, the Company had granted unused lines of credit to borrowers aggregating approximately $1,456 and $959 for commercial lines and open-end consumer lines, respectively.

Note 17: Government Assistance

On October 31, 2012, the Company entered into a settlement agreement on the foreclosure of the Country Aire Subdivision in LaSalle, IL whereby the Company assumed the rights and responsibility as the developer of this subdivision. This subdivision was granted a Tax Incremental Financing (TIF) district by the City of LaSalle in 2004. The previous developer did not complete the terms of the TIF agreement, thus the Company entered into an agreement with the City of LaSalle to meet the requirements of the TIF agreement and then receive the incentives upon completion of all terms of the agreement. The City of LaSalle accepted the subdivision on October 25, 2016. Because the incentives are based on the incremental taxes generated from the sale of the lots and the building of homes the Bank continued to market and sell lots with the final contract in 2019. At December 31, 2019, the Company had met all the requirements and had all lots sold therefore a TIF receivable was recorded for the estimated value of funds to be received from the City of Lasalle over the remaining term of the TIF district. Each year end the Company evaluates the TIF receivable based on the 3rd party TIF administrator’s estimated value of homes, their incremental taxes and the developer’s share of the incremental taxes. The receivable for these funds are included in Other Assets on the Consolidated Balance Sheets and changes to the valuation are adjusted through Other Non-interest Income on the Consolidated Statements of Income. The balance of this receivable was $440 and $555 as of September 30, 2024 and December 31, 2023, respectively.

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

The annual contribution to the ESOP was made during the year ended December 31, 2023, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period base on the average fair value of the shares and totaled $14 and $39 for the three and nine months ended September 30, 2024, respectively, and $49 for the year ended December 31, 2023.

At December 31, 2023, there were no shares allocated to participants. There were 9,660 shares committed to be released to participants and 128,340 unallocated shares as of September 30, 2024. The fair value of unallocated ESOP shares totaled $1.3 million and $1.2 million at September 30, 2024 and December 31, 2023, respectively.

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

Earnings per common share for the three and nine months ended September 30, 2024 and 2023 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Net income	$242	$—	$792	$—
Weighted shares outstanding for basic EPS
Weighted average shares outstanding	1,725,000	—	1,725,000	—
Less: Weighted average unallocated ESOP shares	(129,030)	—	(130,410)	—
Less: Weighted average Treasury shares in Rabbi Trust for Deferred Compensation Plan	(40,000)		(40,000)
Weighted average shares outstanding for basic EPS	1,555,970	—	1,554,590	—
Additional dilutive shares	—	—	—	—
Weighted average shares outstanding for dilutive EPS	1,555,970	—	1,554,590	—
Basic income per share	$0.16	$—	$0.51	$—
Diluted income per share	$0.16	$—	$0.51	$—

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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total Assets. Total assets increased $4.9 million, or 2.5%, from $193.5 million at December 31, 2023 to $198.4 million at September 30, 2024. The increase was primarily comprised of an increase in debt securities of $6.7 million and an increase of $4.4 million in net loans, partially offset by a $5.7 million decrease in cash and cash equivalents.

Cash and Due from Banks. Cash and due from banks decreased by $5.7 million, or 28.2%, to $14.5 million at September 30, 2024 compared to $20.2 million at December 31, 2023. This decrease was primarily due to funding loans and debt security purchases.

Available-for-Sale Investment Securities. Available-for-sale investment securities increased by $7.2 million, or 11.3%, to $70.7 million at September 30, 2024 from $63.5 million at December 31, 2023. The increase was a result of purchases of available-for-sale securities of $10.8 million during the nine months ended September 30, 2024 which was partially offset by principal payments on mortgage-backed securities and collateralized mortgage obligation securities and by maturities. The market value adjustment on available-for-sale investment securities improved by $1.9 million during the nine months ended September 30, 2024 due to decreases in market interest rates.

Held-to-Maturity Investment Securities. Held-to-maturity investment securities decreased by $519,000, or 5.8%, to $8.4 million at September 30, 2024 from $8.9 million at December 31, 2023, due to maturities. There were no purchases of held-to-maturity securities during the nine months ended September 30, 2024.

Loans, Net. Loans, net, increased $4.4 million or 4.9%, to $95.1 million at September 30, 2024 compared to $90.7 million at December 31, 2023. One- to four-family residential mortgage loans increased $2.2 million, or 3.5%, from $62.8 million at December 31, 2023 to $65.0 million at September 30, 2024. Commercial real estate loans increased $3.5 million, or 19.8%, from $17.7 million at December 31, 2023 to $21.2 million at September 30, 2024. Construction and land development loans decreased by $1.5 million, or 53.6%, from $2.8 million at December 31, 2023 to $1.3 million at September 30, 2024. Commercial loans decreased $149,000, or 3.0%, from $5.0 million at December 31, 2023 to $4.9 million at September 30, 2024. Consumer loans increased $619,000, or 20.4%, from $3.0 million at December 31, 2023 to $3.6 million at September 30, 2024.

During the nine months ended September 30, 2024, the Company originated $15.5 million in loans represented by $7.7 million in one- to four-family residential mortgage loans, $5.3 million in commercial real estate loans, $762,000 in commercial loans and $1.7 million in consumer loans.

Deposits. Deposits increased $2.4 million, or 1.5%, from $156.2 million at December 31, 2023 to $158.6 million at September 30, 2024. Non-maturity deposits decreased $3.4 million and time deposits increased by $5.9 million as a result of migration to higher yielding deposit accounts. The majority of the time deposit increase were into certificates of deposit with maturities of less than one year.

Total Stockholders’ Equity. Total stockholders’ equity was $37.7 million at September 30, 2024, an increase of $2.2 million or 6.2%, from $35.5 million at December 31, 2023. The increase is due to net income of $792,000 and a positive change in accumulated other comprehensive income of $1.4 million.

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

	For the Three Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$13,881	$164	4.71%	$21,334	$247	4.62%
Available-for-sale debt securities	70,055	539	3.08	58,075	360	2.48
Held-to-maturity debt securities	8,542	100	4.69	9,330	103	4.41
Equity securities	170	—	—	99	—	—
Loans, net	93,679	1,209	5.16	84,628	963	4.55
Federal Home Loan Bank stock	347	5	5.51	347	5	5.30
Total interest-earning assets	186,674	2,017	4.32%	173,813	1,678	3.86
Noninterest-earning assets	9,794			10,537
Total assets	$196,468			$184,350

Interest-bearing liabilities:
Regular savings deposits	$29,092	13	0.18%	$32,501	15	0.18%
NOW savings deposits	18,785	12	0.25	21,296	14	0.27
Money market deposits	27,306	112	1.64	25,854	82	1.26
Time deposits	64,807	639	3.94	61,397	406	2.64
Total interest-bearing deposits	139,990	776	2.22%	141,048	517	1.46
Federal Home Loan Bank advances	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	139,990	776	2.22%	141,048	517	1.46
Noninterest-bearing demand deposits	24,702			21,382
Other noninterest-bearing liabilities	3,222			1,582
Total liabilities	167,914			164,012
Total equity capital	28,554			20,338
Total liabilities and equity capital	$196,468			$184,350
Net interest income		$1,241			$1,161
Net interest rate spread (1)			2.10%			2.40%
Net interest-earning assets (2)	$46,684			$32,765
Net interest margin (3)			2.66%			2.67%
Average interest-earning assets to interest-bearing liabilities	133.35%			123.23%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Three Months Ended September 30, 2024 vs. 2023
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(86)	$3	$(83)
Available-for-sale debt securities	74	105	179
Held-to-maturity debt securities	(9)	6	(3)
Equity securities	—	—	—
Loans, net	103	143	246
Federal Home Loan Bank stock	—	—	—
Total interest-earning assets	82	257	339

Interest-bearing liabilities:
Regular savings deposits	(2)	—	(2)
NOW savings deposits	(1)	(1)	(2)
Money market deposits	4	26	30
Time deposits	23	210	233
Total deposits	24	235	259
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	24	235	259

Change in net interest income	$58	$22	$80

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

General. Net income for the three months ended September 30, 2024 was $242,000, a decrease of $58,000, or 19.3%, compared to $300,000 for the three months ended September 30, 2023.

Interest Income. Interest income for the three months ended September 30, 2024 increased by $339,000, or 20.2%, from $1.7 million for the three months ended September 30, 2023 to $2.0 million for the three months ended September 30, 2024. This increase is a result of a $246,000, or 25.5%, increase in loan interest and fees, a $176,000, or 38.0%, increase in interest from investments, and a $83,000, or 33.6%, decrease in interest on cash and cash equivalents.

The average balance of loans during the three months ended September 30, 2024, increased by $9.1 million or 10.7%, from the average balance for the three months ended September 30, 2023, while the average yield on loans increased to 5.16% for the three months ended September 30, 2024, from 4.55% for the three months ended September 30, 2023. The increase in average yield on loans was due to the rising interest rate environment.

The average balance of available-for-sale debt securities increased by $12.0 million, or 20.7%, to $70.1 million for the three months ended September 30, 2024, from $58.1 million for the three months ended September 30, 2023, while the average yield on available-for-sale debt securities increased to 3.08% for the three months ended September 30, 2024 from 2.48% for the three months ended September 30, 2023. This increase in yield resulted from the rising interest rate environment.

The average balance of held-to-maturity debt securities decreased by $788,000, or 8.4%, to $8.5 million for the three months ended September 30, 2024, from $9.3 million for the three months ended September 30, 2023, while the average yield on held-to-maturity debt securities increased to 4.69% for the three months ended September 30, 2024, from 4.41% for the three months ended September 30, 2023. This increase in yield resulted from the rising interest rate environment.

Interest Expense. Interest expense for the three months ended September 30, 2024 increased by $259,000, or 50.1%, to $776,000 for the three months ended September 30, 2024 from $517,000 for the three months ended September 30, 2023. This increase is a result of the rising rate environment and deposit migration from transactional accounts to higher cost time deposits. The Company experienced some upward rate pressure in savings and NOW accounts but rates for money market and time deposits have been the most rate sensitive with upward rate adjustment pressure.

The average balance of regular savings deposits decreased by $3.4 million, or 10.5%, to $29.1 million for the three months ended September 30, 2024, from $32.5 million for the three months ended September 30, 2023, while the average rate on regular savings deposits remained at 0.18% for the three months ended September 30, 2023 and 2024.

The average balance of NOW savings deposits decreased by $2.5 million, or 11.7%, to $18.8 million for the three months ended September 30, 2024, from $21.3 million for the three months ended September 30, 2023, while the average rate on NOW savings deposits decreased to 0.25% for the three months ended September 30, 2024, from 0.27% for the three months ended September 30, 2023. This decrease in rate resulted from shift in funds to higher yielding accounts due to the rising interest rate environment.

The average balance of money market deposits increased by $1.4 million, or 5.4%, to $27.3 million for the three months ended September 30, 2024, from $25.9 million for the three months ended September 30, 2023, while the average rate on money market deposits increased to 1.64% for the three months ended September 30, 2024, from 1.26% for the three months ended September 30, 2023. This increase in rate resulted from the rising interest rate environment.

The average balance of time deposits increased by $3.4 million, or 5.5%, to $64.8 million for the three months ended September 30, 2024, from $61.4 million for the three months ended September 30, 2023, while the average rate on time deposits increased to 3.94% for the three months ended September 30, 2024, from 2.64% for the three months ended September 30, 2023. This increase in rate resulted from the rising interest rate environment.

Net Interest Income. Net interest income for the three months ended September 30, 2024 was $1.2 million, an increase of $80,000, or 6.9%, from the $1.2 million for the three months ended September 30, 2023. The increase was due to an increase in average net interest earning assets of $13.9 million, or 42.4%, to $46.7 million for the three months ended September 30, 2024, from $32.8 million for the three months ended September 30, 2023 while the net interest rate spread decreased to 2.10% for the three months ended September 30, 2024, from 2.40% for the three months ended September 30, 2023.

Provision for Credit Losses. The provision for credit losses for the three months ended September 30, 2024, was $113,000 compared to $71,000 for the three months ended September 30, 2023. The increase was due to a participation loan that is in bankruptcy. The collateral was anticipated to be sold and no loss recognized but during the three months ended September 30, 2024 the lead bank notified the participant banks that the deal had fallen through. Therefore, the loan was 100% reserved for during the quarter and in the event there are no other buyers for the property the loan will be charged-off. The allowance for credit losses was $859,000, or 0.90% of total loans, at September 30, 2024.

Noninterest Income. Noninterest income decreased $15,000, or 8.2%, to $168,000 for the three months ended September 30, 2024, compared to $183,000 for the three months ended September 30, 2023. Customer service fee income increased $4,000, while other noninterest income decreased by $19,000 and loan servicing decreased by $3,000.

Noninterest Expense. Noninterest expense increased $133,000, or 14.7%, to $1.0 million for the three months ended September 30, 2024, from $903,000 for the three months ended September 30, 2023. During the three months ended September 30, 2024, salaries and benefits increased $84,000, primarily due to additional benefit costs; professional fees increased $52,000 due to public company reporting costs; and deposit insurance premiums increased by $18,000 due to increase deposit balances; while data processing expense decreased by $23,000 due to an offset of an available credit with the bank’s processing company.

Provision for Income Taxes. The provision for income taxes decreased $52,000, or 74.3%, to $18,000 for the three months ended September 30, 2024, compared to $70,000 for the three months ended September 30, 2023. The decrease was a primarily due to a $110,000, or 29.7% decrease in income before taxes.

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

	For the Nine Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$17,070	606	4.74%	$19,249	$629	4.36%
Available-for-sale debt securities	68,520	1,563	3.04	60,263	1,115	2.47
Held-to-maturity debt securities	8,776	295	4.48	6,408	185	3.86
Equity securities	143	3	2.34	92	3	3.26
Loans, net	91,881	3,414	4.95	83,909	2,733	4.34
Federal Home Loan Bank stock	347	14	5.52	347	11	4.14
Total interest-earning assets	186,737	5,895	4.21%	170,268	4,676	3.66%
Noninterest-earning assets	9,937			10,055
Total assets	$196,674			$180,323

Interest-bearing liabilities:
Regular savings deposits	$30,667	$38	0.17%	$34,175	$49	0.19%
NOW savings deposits	18,778	36	0.26	22,163	35	0.21
Money market deposits	27,573	331	1.60	26,199	226	1.15
Time deposits	63,373	1,768	3.72	57,167	966	2.25
Total interest-bearing deposits	140,391	2,173	2.06%	139,704	1,276	1.22%
Federal Home Loan Bank advances	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	140,391	2,173	2.06%	139,704	1,276	1.22%
Noninterest-bearing demand deposits	25,368			18,910
Other noninterest-bearing liabilities	3,170			1,401
Total liabilities	168,929			160,015
Total equity capital	27,745			20,308
Total liabilities and equity capital	$196,674			$180,323
Net interest income		$3,722			$3,400
Net interest rate spread (1)			2.15%			2.44%
Net interest-earning assets (2)	$46,346			$30,564
Net interest margin (3)			2.66% %			2.66%
Average interest-earning assets to interest-bearing liabilities	133.01%			121.88%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30, 2024 vs. 2023
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(71)	$48	$(23)
Available-for-sale debt securities	152	296	448
Held-to-maturity debt securities	69	41	110
Equity securities	1	(1)	—
Loans, net	260	421	681
Federal Home Loan Bank stock	—	3	3
Total interest-earning assets	411	808	1,219

Interest-bearing liabilities:
Regular savings deposits	(5)	(6)	(11)
NOW savings deposits	(5)	6	1
Money market deposits	12	93	105
Time deposits	105	697	802
Total deposits	107	790	897
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	107	790	897

Change in net interest income	$304	$18	$322

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and 2023

General. Net income for the nine months ended September 30, 2024 was $792,000, an increase of $70,000, or 9.7%, compared to $722,000 for the nine months ended September 30, 2023.

Interest Income. Interest income for the nine months ended September 30, 2024 increased by $1.2 million, or 25.5%, from $4.7 million for the nine months ended September 30, 2023 to $5.9 million for the nine  months ended September 30, 2024. This increase is a result of a $681,000, or 24.9%, increase in loan interest and fees, a $558,000, or 42.9%, increase in interest from investments, and a $23,000, or 3.7%, decrease in interest on cash and cash equivalents.

The average balance of loans during the nine months ended September 30, 2024, increased by $8.0 million or 9.5%, from the average balance for the nine months ended September 30, 2023, while the average yield on loans increased to 4.95% for the nine months ended September 30, 2024, from 4.34% for the nine months ended September 30, 2023. The increase in average yield on loans was due to the rising interest rate environment.

The average balance of available-for-sale debt securities increased by $8.2 million, or 13.6%, to $68.5 million for the nine months ended September 30, 2024, from $60.3 million for the nine months ended September 30, 2023, while the average yield on available-for-sale debt securities increased to 3.04% for the nine months ended September 30, 2024 from 2.47% for the nine months ended September 30, 2023. This increase in yield resulted from the rising interest rate environment.

The average balance of held-to-maturity debt securities increased by $2.4 million, or 37.5%, to $8.8 million for the nine months ended September 30, 2024, from $6.4 million for the nine months ended September 30, 2023, while the average yield on held-to-maturity debt securities increased to 4.48% for the nine months ended September 30, 2024, from 3.86% for the nine months ended September 30, 2023. This increase in yield resulted from the rising interest rate environment.

Interest Expense. Interest expense for the nine months ended September 30, 2024 increased by $897,000, or 70.3%, to $2.2 million for the nine months ended September 30, 2024 from $1.3 million for the nine months ended September 30, 2023. This increase is a result of the rising rate environment and consumer shift from transactional accounts to higher cost time deposits. The Company experienced some upward rate pressure in savings and NOW accounts but rates for money market and time deposits have been the most rate sensitive with upward rate adjustment pressure.

The average balance of regular savings deposits decreased by $3.5 million, or 10.2%, to $30.7 million for the nine months ended September 30, 2024, from $34.2 million for the nine months ended September 30, 2023, while the average rate on regular savings deposits decreased from 0.19% for the nine months ended September 30, 2023 to 0.17% for the nine months ended September 30, 2024.

The average balance of NOW savings deposits decreased by $3.4 million, or 15.3%, to $18.8 million for the nine months ended September 30, 2024, from $22.2 million for the nine months ended September 30, 2023, while the average rate on NOW savings deposits increased to 0.26% for the nine months ended September 30, 2024, from 0.21% for the nine months ended September 30, 2023. This increase in rate resulted from the rising interest rate environment.

The average balance of money market deposits increased by $1.4 million, or 5.3%, to $27.6 million for the nine months ended September 30, 2024, from $26.2 million for the nine months ended September 30, 2023, while the average rate on money market deposits increased to 1.60% for the nine months ended September 30, 2024, from 1.15% for the nine months ended September 30, 2023. This increase in rate resulted from the rising interest rate environment.

The average balance of time deposits increased by $6.2 million, or 10.8%, to $63.4 million for the nine months ended September 30, 2024, from $57.2 million for the nine months ended September 30, 2023, while the average rate on time deposits increased to 3.72% for the nine months ended September 30, 2024, from 2.25% for the nine months ended September 30, 2023. This increase in rate resulted from the rising interest rate environment.

Net Interest Income. Net interest income for the nine months ended September 30, 2024 was $3.7 million, an increase of $322,000, or 9.5%, from the $3.4 million for the nine months ended September 30, 2023. The increase was due to an increase in average net interest earning assets of $15.8 million, or 51.3%, to $46.3 million for the nine months ended September 30, 2024, from $30.6 million for the nine months ended September 30, 2023 while the net interest rate spread decreased to 2.15% for the nine months ended September 30, 2024, from 2.44% for the nine months ended September 30, 2023.

Provision for Credit Losses. The provision for credit losses for the nine months ended September 30, 2024, was $146,000 compared to $83,000 for the nine months ended September 30, 2023. The allowance for credit losses was $859,000, or 0.90% of total loans, at September 30, 2024. During the three and nine months ended September 30, 2024, there were one loan determined to have credit loasses where a specific valuation allowance was needed. The recorded amount of this loan is $156,000 ,with a fair value of $0 thus the amount of the specific reserve for this loan was $156,000.

Noninterest Income. Noninterest income increased $48,000, or 9.8%, to $537,000 for the nine months ended September 30, 2024, compared to $489,000 for the nine months ended September 30, 2023. Customer service fee income increased $26,000, commission income increased by $9,000, other noninterest income increased by $20,000, while loan servicing decreased by $6,000. The Company purchased a brokerage book of business at the beginning of 2024 resulting in increased commisson income in 2024.

Noninterest Expense. Noninterest expense increased $230,000, or 7.9%, to $3.2 million for the nine months ended September 30, 2024, from $2.9 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, salaries and benefits increased $28,000, primarily due to increase benefit costs; professional fees increased $148,000 due to increased audit expenses related to the conversion to a public company; data processing expense increased $31,000, due to increased volumes and price adjustments; and deposit insurance premiums increased $26,000 due to increase deposit balances; while other noninterest expense decreased by $12,000.

Provision for Income Taxes. The provision for income taxes increased $7,000, or 4.5%, to $163,000 for the nine months ended September 30, 2024, compared to $156,000 for the nine months ended September 30, 2023. The increase was a primarily due to a $77,000, or 8.8% increase in income before taxes.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from a correspondent bank. At September 30, 2024, we had no borrowings from the Federal Home Loan Bank of Chicago but had the capacity to borrow $45.8 million. At September 30, 2024, we had no borrowings from the correspondent bank but had the capacity to borrow $4.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the nine months ended September 30, 2024, cash flows from operations, investing, and financial activities resulted in a net decrease in cash and cash equivalents of $5.8 million. Net cash provided from operating activities amounted to $1.4 million, primarily due to net income of $792,000, $118,000 from net amortization of premiums and discount from available-for-sale debt securities, $122,000 from the decrease in other assets and income tax receivable, and $252,000 from the increase in interest payable and other liabilities, partially offset by an increase in fair value of equity securities of $38,000 and earnings of $75,000 on cash surrender value of life insurance. Net cash provided by financing activities amounted to $2.4 million, primarily due a net increase in certificates of deposit of $5.9 million, partially offset by the net decrease in demand deposits, money markets, NOW and savings accounts of $3.5 million. Net cash used in investing activities amounted to $9.6 million, primarily due to purchases of available-for-sale investments of $10.8 million, an increase in loans of $4.5 million, partially offset with proceeds from maturities of available-for-sale investment securities of $5.4 million and maturities of held-to-maturity debt securities of $515,000.

We believe we maintain a strong liquidity position and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

PFS Bancorp, Inc. is a separate legal entity from Peru Federal Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At September 30, 2024, the Company (on an unconsolidated basis) had liquid assets of $7.0 million.

At September 30, 2024, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 13 to the notes to consolidated financial statements appearing elsewhere in this report.

Off-Balance Sheet Arrangements

At September 30, 2024, we had $6.4 million of outstanding commitments to originate loans, $731,000 of which represents the balance of remaining funds to be disbursed on construction loans in process, $2.4 million in unused commercial line of credit commitments, $1.2 million of unfunded home equity loans, $50,000 of unfunded consumer line of credit, $1.9 million of commitments to fund new commercial real estate loans, and $100,000 of commitments to fund new closed-end residential real estate loans. At September 30, 2024, certificates of deposit that are scheduled to mature on or before September 30, 2025 totaled $55.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.

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

The following table sets forth, as of September 30, 2024 the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At September 30, 2024
		Estimated Increase (Decrease) in		EVE as a Percentage of Present
		EVE		Value of Assets (3)
					Increase
Change in Interest	Estimated				(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)

	(Dollars in thousands)
300	33,868	(12,547)	(27.03)	19.70	(421.00)
200	38,483	(7,932)	(17.09)	21.45	(246.00)
100	42,761	(3,654)	(7.87)	22.91	(100.00)
Level	46,415	—	—	23.91	—
(100)	47,237	822	1.77	23.69	(22.00)
(200)	47,547	1,132	2.44	23.21	(70.00)
(300)	46,208	(207)	(0.45)	22.07	(184.00)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Change in Net Interest Income. The following table sets forth, at September 30, 2024, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At September 30, 2024
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
	(Dollars in thousands)
300	$5,307	(2.96)%
200	5,359	(2.01)%
100	5,413	(1.02)%
Level	5,469	—%
(100)	5,453	(0.29)%
(200)	5,503	0.62%
(300)	5,427	(0.77)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not subject to any pending legal proceedings. The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC regulations S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of PFS Bancorp, Inc. (1)

3.2	Bylaws of PFS Bancorp, Inc. (2)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity Capital, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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
PFS BANCORP, INC.

Date: November 13, 2024
Eric J. Heagy
President, Chief Executive Officer
and Chief Financial Officer