Form 10-K
period 2024-12-31
PFS Bancorp, Inc.
filed 2025-03-28
CIK 1967656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

As of March 28, 2025, there were 1,660,265 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Company is a registered savings and loan holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company conducts its operations primarily through its wholly owned subsidiary, Peru Federal. At December 31, 2024, the Company had total consolidated assets of $197.6 million, loans of $96.3 million, deposits of $159.6 million, and stockholders’ equity of $36.7 million.

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

Competition

We face strong competition within our primary market area both in making loans and attracting retail deposits. Our market area includes large money center and regional banks, community banks and savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. At June 30, 2024 (the most recent date for which Federal Deposit Insurance Corporation, referred to as the “FDIC” throughout this annual report, is publicly available), we were ranked 8th among the 22 FDIC-insured financial institutions with offices in LaSalle County, with a deposit market share of 4.45%.

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

	At December 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
One- to four-family residential	$62,982	65.00%	$60,612	66.32%
Multi-family	2,357	2.43	2,084	2.28
Commercial	19,055	19.66	15,655	17.13
Construction and land development	1,637	1.69	2,780	3.04
Commercial loans	4,656	4.80	5,000	5.47
Home equity loans and lines of credit	2,739	2.83	2,230	2.44
Consumer loans	3,479	3.59	3,029	3.32
	96,905	100.00%	91,390	100.00%
Deferred loan costs	69		—
Less: Allowance for credit losses	700		675
Net loans	$96,274		$90,715

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

					Home
	One- to	Multi-Family			Equity
	Four-Family	and	Construction		Loans and
	Residential	Commercial	and Land		Lines of
	Real Estate	Real Estate	Development	Commercial	Credit	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$65	$60	$96	$313	$113	$225	$872
After one year through two years	156	900	—	77	33	176	1,342
After two years through three years	226	—	—	179	169	407	981
After three years through five years	709	1,005	—	1,195	214	1,567	4,690
After five years through 10 years	6,561	1,678	46	733	1,596	654	11,268
After 10 years through 15 years	13,232	2,440	123	1,773	535	332	18,435
After 15 years	42,033	15,329	1,372	386	79	118	59,317
Total	$62,982	$21,412	$1,637	$4,656	$2,739	$3,479	$96,905

The following table sets forth our fixed and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2025.

	Due After December 31, 2025
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family residential	$58,568	$4,349	$62,917
Multi-family	2,357	—	2,357
Commercial	14,347	4,648	18,995
Construction and land development	974	567	1,541
Commercial loans	3,755	588	4,343
Home equity loans and lines of credit	2,232	394	2,626
Consumer loans	3,254	—	3,254
Total loans	$85,487	$10,546	$96,033

One- to Four-Family Residential Mortgage Lending. At December 31, 2024, one-to four-family residential mortgage loans totaled $63.0 million, or 65.0% of total loans. Our one- to four-family residential real estate loans are primarily secured by properties located in our primary market area.

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

Multi-Family Real Estate Loans. At December 31, 2024, multi-family real estate loans totaled $2.4 million, or 2.4% of total loans. Our multi-family real estate loans are primarily secured by properties located in our primary market area. Multi-family real estate loans are generally adjustable rate loans for terms up to 20 years, with the interest rate fixed over the initial 5-year, 7-year or 10-year period. The initial interest rate is a negotiated rate, and the interest rate during the adjustable-rate period resets annually based on the Wall Street Journal prime rate, plus a 1% margin. We generally limit the loan-to-value ratios of our multi-family real estate to 75% of the purchase price or appraised value, whichever is lower.

Commercial Real Estate Loans. At December 31, 2024, commercial real estate loans totaled $19.1 million, or 19.7% of total loans, of which $1.5 million was secured by agricultural properties. Our commercial real estate loans are generally secured primarily by owner-occupied properties including warehouses, storage units, and store fronts. Our commercial real estate loans are generally adjustable rate loans with a negotiated interest rate. The interest rate is fixed for the initial term of five, seven or ten years, and then adjusts yearly thereafter based on the prime rate, plus a margin. Commercial real estate loans generally have terms up to 20 years. We generally limit the loan-to-value ratios of our commercial mortgage loans to 75% of the purchase price or appraised value, whichever is lower.

At December 31, 2024, our largest commercial real estate loan had an outstanding balance of $1.3 million and is secured by commercial storage units. At December 31, 2024, this loan was performing according to its original terms.

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

Construction and Land Development Loans. At December 31, 2024, construction and land development loans totaled $1.6 million, or 1.7% of total loans. We make residential construction loans, primarily to individuals for the construction of their primary residences and occasionally to contractors and builders of single-family homes. We do not make speculative residential construction loans, which are construction loans to a builder where there is not a contract in place for the purchase of the home at the time the construction loan is originated. Our residential construction loans are structured as construction/permanent loans where after a one year construction period the loan converts to a permanent one-to four-family residential mortgage loan. Our residential construction loans are underwritten to the same guidelines for permanent residential mortgage loans. At December 31, 2024, our largest residential construction loan amounted to $400,000, of which $219,000 had been disbursed.

We occasionally make commercial construction loans, which are structured as construction/permanent loans where after a one year construction period the loan converts to a permanent commercial mortgage loan. Our commercial construction loans are underwritten to the same guidelines for commercial mortgage loans. At December 31, 2024, there were no commercial construction loans outstanding.

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

We also make a limited amount of land development loans to complement our construction lending activities, as such loans are generally secured by lots to be used for residential development. At December 31, 2024, our largest land loan had an outstanding balance of $374,000. At December 31, 2024, this loan was performing according to its original terms.

Commercial Loans. At December 31, 2024, commercial loans totaled $4.7 million, or 4.8% of total loans. Commercial loans include both term loans and lines of credit. Term loans are generally fixed rate and have terms of up to six years. Lines of credit are based on the prime rate, plus a margin, and have terms of up to 24 months. These loans are generally secured by business assets, such as equipment, inventory and accounts receivable. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 75% of the value of the collateral securing the loan.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

At December 31, 2024, our largest commercial loan totaled $1.5 million and is secured by equipment. At December 31, 2024, this loan was performing according to its original terms.

Home Equity Loans and Lines of Credit. At December 31, 2024, home equity loans and lines of credit totaled $2.7 million, or 2.8% of total loans. Home equity loans are generally fixed-rate loans for terms of five, seven or 10 years. The interest rate for home equity lines of credit are based on the prime rate. The loan to value ratio for home equity loans and lines of credit is generally up to 90%, taking into account any superior mortgage on the collateral property.

Consumer Loans. At December 31, 2024, consumer loans totaled $3.5 million, or 3.6% of total loans. Our consumer loan portfolio generally consists of loans secured predominately by automobiles and trucks (new and used). Consumer loans have fixed interest rates and terms up to five years, with loan to value ratios generally up to 100% of invoice price (for new vehicles) or 100% of the National Automobile Dealers Association trade-in value (for used vehicles).

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

We generally do not purchase loans, except for an occasional participation interest in a loan originated by another financial institution acting as the lead lender. At December 31, 2024, our largest purchased participation interest had an outstanding balance of $1.5 million, representing a 50% participation interest in a $3.2 million commercial loan secured by commercial equipment. At December 31, 2024, this loan was performing according to its original terms.

We generally originate loans for retention in our loan portfolio. Depending on market conditions and to manage interest rate risk, we generally sell fixed-rate one-to four-family residential mortgage loans with terms of 20 years or more, and retain the servicing rights. At December 31, 2024, we had no loans held-for-sale and the unpaid balance of loans serviced for others was $21.6 million. At December 31, 2024, the fair value of our servicing rights was $254,000.

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

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Peru Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2024, our largest credit relationship to one borrower had an outstanding balance of $3.4 million and is secured primarily by residential real estate. At December 31, 2024, this loan was performing according to its original terms.

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for credit losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At December 31, 2024, we had no real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.

Modified Loans. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At December 31, 2024, we had one one-to four-family residential mortgage loans which was modified, with aggregate outstanding balances of $99,000.

Delinquent Loans. The following table sets forth our loan delinquencies (including non-accrual loans), by type and amount at the dates indicated.

	At December 31,
	2024			2023
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Real estate loans:
One- to four-family residential	$445	$219	$317	$959	$170	$142
Multi-family	—	—	—	—	—	—
Commercial	—	—	—	—	—	156
Construction and land development	—	—	—	—	—	—
Commercial loans	—	—	—	15	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Consumer loans	46	—	—	—	—	—
Total	$491	$219	$317	$974	$170	$298

Non-Performing Assets. The following table sets forth information regarding our non-performing assets at the dates indicated. There were no non-accruing modified loans included in non-accrual loans at either December 31, 2024 or December 31, 2023, respectively.

	At December 31,
	2024	2023

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$348	$177
Multi-family	—	—
Commercial	—	156
Construction and land development	—	—
Commercial loans	—	—
Home equity loans and lines of credit	—	—
Consumer loans	—	—
Total non-accrual loans	$348	$333
Accruing loans past due 90 days or more	—	—
Real estate owned:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	—
Construction and land development	—	—
Total real estate owned	—	—
Total non-performing assets	$348	$333
Total accruing modified loans	$—	$493
Total non-performing loans to total loans	0.87%	0.79%
Total non-accruing loans to total loans	0.36%	0.36%
Total non-performing assets to total assets	0.43%	0.37%

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

Our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2024	2023

	(In thousands)
Substandard assets	$844	$727
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$844	$727
Special mention assets	$637	$1,173

Other Loans of Concern. At December 31, 2024, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

The following table sets forth activity in our allowance for credit losses for the years indicated.

	At or For the Years Ended
	December 31,
	2024	2023

	(Dollars in thousands)
Allowance for credit losses at beginning of period	$675	$543
Provision for credit losses	170	77
CECL adoption adjustment	—	55

Charge-offs:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	(179)	—
Construction and land development	—	—
Commercial loans	(13)	—
Home equity loans and lines of credit	—	—
Consumer loans	(2)	—
Total charge-offs	(194)	—

Recoveries:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	49	—
Construction and land development	—	—
Commercial loans	—	—
Home equity loans and lines of credit	—	—
Consumer loans	—	—
Total recoveries	49	—
Net (charge-offs) recoveries	(145)	—
Allowance for credit losses at end of year	$700	$675

Allowance for credit losses as a percentage of non-performing loans at end of period	82.90%	93.49%
Allowance for credit losses as a percentage of total loans outstanding at the end of period	0.72%	0.74%
Net (charge-offs) recoveries as a percentage of average loans outstanding during period	—%	—%

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

	At December 31,
	2024			2023
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Each	Loans in		in Each	Loans in
	Allowance	Category	Each	Allowance	Category	Each
	for	to Total	Category	for	to Total	Category
	Credit	Allocated	to Total	Credit	Allocated	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$259	37.00%	65.00%	$238	35.26%	66.32%
Multi-family	37	5.29	2.43	37	5.48	2.28
Commercial	302	43.14	19.66	295	43.71	17.13
Construction and land development	13	1.86	1.69	15	2.22	3.04
Commercial loans	60	8.57	4.80	65	9.63	5.47
Home equity loans and lines of credit	12	1.71	2.83	9	1.33	2.44
Consumer loans	17	2.43	3.59	16	2.37	3.32
Total allowance	$700	100.00%	100.00%	$675	100.00%	100.00%

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

At December 31, 2024, our investment portfolio consisted of U.S. Treasury and federal agency securities, mortgage-backed securities issued by U.S. government-sponsored enterprises, and state and municipal securities. At December 31, 2024, we also owned $347,000 of Federal Home Loan Bank of Chicago stock. As a member of Federal Home Loan Bank of Chicago, we are required to purchase stock in the Federal Home Loan Bank of Chicago, which is carried at cost and classified as a restricted investment.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2024			2023
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Non-interest-bearing demand deposits	$17,952	11.25%	—%	$20,810	13.33%	—%
Regular savings deposits	28,522	17.87%	0.09%	31,657	20.27%	0.09%
NOW savings deposits	19,439	12.18%	0.35%	17,212	11.02%	0.28%
Money market deposits	25,121	15.74%	1.65%	26,807	17.17%	1.55%
Time deposits	68,553	42.96%	3.97%	59,675	38.21%	3.22%
Total	$159,587	100.0%		$156,161	100.00%

At December 31, 2024 and December 31, 2023, the aggregate amount of all uninsured deposits (deposits in excess of the Federal Deposit Insurance limit of $250,000) was $18.2 million and $20.5 million, respectively. Of such deposits, preferred deposits (those secured by pledged debt securities) were $8.9 million and $9.4 million at December 31, 2024 and December 31, 2023, respectively. At December 31, 2024 and December 31, 2023, the aggregate amount of all uninsured time deposits was $5.1 million and $3.9 million, respectively. At December 31, 2024 and December 31, 2023, we had no deposits that were uninsured for any reason other than being in excess of the Federal Deposit Insurance Corporation limit.

The following table sets forth the maturity of our uninsured certificates of deposit at December 31, 2024.

At December 31, 2024
(In thousands)
Maturity Period:
Three months or less	$2,038
Over three through six months	1,403
Over six through twelve months	1,202
Over twelve months	410
Total	$5,053

Borrowings. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2024 and 2023, we had no outstanding advances from the Federal Home Loan Bank of Chicago. Based on available collateral and our ownership of Federal Home Loan Bank of Chicago common stock, we had access to up to $47.6 million and $45.4 million of advances from the Federal Home Loan Bank of Chicago at December 31, 2024 and 2023, respectively. We had access up to $9 million and $4 million from lines of credit with our correspondent banks. At December 31, 2024 and 2023 we had no outstanding balances on those lines of credit.

Personnel

As of December 31, 2024, we had 24 full-time employees and 1 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

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

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2024 and 2023, Peru Federal complied with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2024 and 2023, Peru Federal complied with the qualified thrift lender test, with a percentage of qualified thrift investments to total assets of approximately 70.1% and 66.6%, respectively.

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

At December 31, 2024 and 2023, Peru Federal met the criteria for being considered “well capitalized.” For further information, see note    to the notes to consolidated financial statements.

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

Federal Home Loan Bank System

Peru Federal is a member of the Federal Home Loan Bank of Chicago, which is one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Chicago provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Chicago are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago. Peru Federal complied with this requirement at December 31, 2024 and 2023. Based on redemption provisions of the Federal Home Loan Bank of Chicago, the stock has no quoted market value and is carried at cost. Peru Federal reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Chicago stock. At December 31, 2024 and 2023, no impairment was recognized.

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

For PFS Bancorp to be regulated by the Federal Reserve Board as savings and loan holding company rather than as a bank holding company, Peru Federal must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2024, Peru Federal maintained approximately 70.1% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

Federal Securities Laws

PFS Bancorp common stock is registered with the Securities and Exchange Commission. PFS Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Shares of common stock purchased by persons who are not affiliates of PFS Bancorp may be resold without registration. Shares purchased by an affiliate of PFS Bancorp are subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If

PFS Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of PFS Bancorp that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of PFS Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks.

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

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 50% (100% in 2021) of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At December 31, 2024 and 2023, Peru Federal had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. At December 31, 2024 and 2023, Peru Federal had no net operating loss carrryforwards.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2024 and 2023, Peru Federal had no capital loss carryovers.

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

ITEM 2.Properties

At December 31, 2024, the net book value of our properties (including furniture, fixtures, improvements, and equipment) was $2.1 million. We operate from our main office located at 1730 Fourth Street, Peru, Illinois (approximately 9,405 square feet – 5,090 square feet on main floor and 4,315 square feet in basement), and a branch office located at 914 Shooting Park Road, Peru, Illinois (approximately 1,936 square feet), both of which we own. Each location has an ATM and a drive-thru. We believe that our current facility is adequate to meet our present and foreseeable needs. We currently do not have any plans or understandings to expand our office network

ITEM 3.Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2024, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PFS Bancorp’s common stock is quoted on the OTCQB Market operated by OTC Markets Group under the symbol “PFSB.” As of December 31, 2024, we had 210 stockholders of record (excluding persons or entities holding stock in street name through various brokerage firms), and 1,725,000 shares of common stock outstanding.

The Company’s common stock began quotations on the OTCQB Market on October 18, 2023. For 2023, the high and low sales prices for the fourth quarter were $9.49 and $8.59, respectively. For 2024, the high and low sales prices for the first quarter were $9.56 and $8.70, respectively; for the second quarter were $9.55 and $8.55, respectively; for the third quarter were $10.15 and $9.29, respectively; and for the fourth quarter were $11.25 and $10.00, respectively. These prices are bid prices between broker-dealers published by the OTC Markets Group, do not include retail markups or markdowns or any commission to the broker-dealer, and do not necessarily reflect prices in actual transactions.

To date, PFS Bancorp have not paid any cash dividends to our stockholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

Common Stock Repurchases. The following table presents information regarding shares of our common stock repurchased during the year ended December 31, 2024.

Period	Total Number of Shares (or Units) Purchases (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of a Publicly Announced Plan or Program	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program

October 1 to October 31, 2024	—	—	—	—
November 1 to November 31, 2024	—	—	—	—
December 1 to December 31, 2024	5,693	11.12	5,693	166,807

(1) On December 4, 2024, the Company adopted a stock repurchase program to repurchase 172,500 shares of its common stock, which represented 10% of the shares then outstanding. The Company began purchasing shares on December 9, 2024 and as of December 31, 2024, the Company had purchased 5,693 shares for a total purchase price of $63,000.

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

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses. At December 31, 2024, our investment in bank owned life insurance was $4.0 million, which was within this investment limit.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●	Continue to focus on originating one- to four-family residential mortgage loans for retention in our portfolio. We are primarily a one- to four-family residential mortgage loan lender for borrowers in our primary market area. At December 31, 2024, $65.7 million, or 68.3% of our total loan portfolio, consisted of residential mortgage loans. We expect that residential mortgage lending will remain our primary lending activity.
●	Grow and diversify our loan portfolio prudently by increasing originations of commercial real estate loans and commercial loans. Although we intend to continue our historical focus on the origination of residential mortgage loans, we intend to prudently increase our originations of commercial real estate loans and commercial loans to diversify our loan portfolio and increase yield. At December 31, 2024, commercial real estate loans (including agricultural real estate loans) amounted to $19.1 million, or 19.7% of total loans, and commercial loans amounted to $4.7 million, or 4.8% of total loans. Commercial real estate loans and commercial loans have higher credit risk than one- to four-family residential mortgage loans.
●	Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At December 31, 2024, our nonperforming assets totaled $844,000, or 0.43% of total assets.

●	Continue to grow low-cost “core” deposits. We consider our core deposits to include all deposits other than certificates of deposit. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $91.0 million, or 57.0% of total deposits, at December 31, 2024.
●	Remain a community-oriented institution and relying on high quality service to maintain and build a loyal local customer base. We were established in 1887 and have been operating continuously in Peru, Illinois, since that time. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a loyal base of local retail customers on which we hope to continue to build our banking business.
●	Grow organically and through opportunistic branching. We intend to grow our balance sheet organically on a managed basis, and the capital we are raising in the stock offering will enable us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices. The capital we are raising in the stock offering would help us fund any such opportunities that may arise. We have no current plans or intentions regarding any such expansion activities.

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

Fair Value Measurements. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Peru Federal estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and imprecision in estimating these factors can impact the amount of gain or loss recorded. For a detailed description of the fair values measured at each level of the fair value hierarchy and the methodology we use, see note 15 of the notes to consolidated financial statements.

Selected Financial Data

The following selected consolidated financial data sets forth certain financial highlights of the Company and should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	At December 31,
	2024	2023

	(In thousands)
Selected Financial Condition Data:
Total assets	$197,637	$193,453
Cash and cash equivalents	16,256	20,202
Available-for-sale debt securities	66,658	63,513
Held-to-maturity debt securities	8,168	8,947
Loans, net	96,274	90,715
Premises and equipment, net	2,101	2,037
Federal Home Loan Bank stock	347	347
Cash surrender value of bank owned life insurance	3,979	3,877
Total deposits	159,587	156,161
Federal Home Loan Bank advances	—	—
Total equity capital	36,675	35,519

	For the Years Ended December 31,
	2024	2023

	(In thousands)
Selected Operating Data:
Total interest and dividend income	$8,014	$6,556
Total interest expense	2,982	1,869
Net interest income	5,032	4,687
Provision (credit) for credit losses	165	99
Net interest income after provision (credit) for credit losses	4,867	4,588
Total noninterest income	885	670
Total noninterest expense	4,645	4,010
Income before income taxes	1,107	1,248
Provision for income taxes	202	240
Net income	$905	$1,008

	At or For the Years Ended December 31,
	2024	2023

Performance Ratios:
Return on average assets	0.46%	0.53%
Return on average equity	2.48	4.19
Interest rate spread (1)	2.16	2.44
Net interest margin (2)	2.69	2.70
Noninterest expense as a percentage of average assets	2.35	2.12
Efficiency ratio (3)	78.50	74.86
Average interest-earning assets as a percentage of average interest-bearing liabilities	133.32	124.71

Capital Ratios:
Average equity as a percentage of average assets	18.6%	12.7%
Total capital as a percentage of risk-weighted assets	33.7	34.1
Tier 1 capital as a percentage of risk-weighted assets	33.0	33.4
Common equity Tier 1 capital as a percentage of risk-weighted assets	33.0	33.4
Tier 1 capital as a percentage of average assets	15.9	15.7

Asset Quality Ratios:
Allowance for credit losses as a percentage of total loans	0.72%	0.74%
Allowance for credit losses as a percentage of non-performing loans	82.94	92.85
Allowance for credit losses as a percentage of non-accrual loans	201.15	199.70
Non-accrual loans as a percentage of total loans	0.36	0.36
Net recoveries (charge-offs) as a percentage of average outstanding loans	0.22	(0.03)
Non-performing loans as a percentage of total loans	0.87	0.80
Non-performing loans as a percentage of total assets	0.43	0.38
Total non-performing assets as a percentage of total assets	0.43	0.38

Other Ratios:
Total loans as a percentage of total deposits	60.77%	58.52%

Other Data:
Number of offices	2	2
Number of full-time employees	24	23
Number of part-time employees	1	2
(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Total Assets. Total assets were $197.6 million at December 31, 2023, an increase of $4.2 million, or 2.1%, compared to $193.5 million at December 31, 2023. This increase was primarily due to an increase of $5.5 million in loans funded with $3.4 million in new deposits.

Cash and Due From Banks. Cash and due from banks decreased by $3.9 million, or 19.3%, to $16.3 million at December 31, 2023 from $20.2 million at December 31, 2023. The decrease was a result of investing funds in new loans and available-for-sale securities.

Available-For-Sale Investment Securities. Investment securities increased $3.2, or 5.0%, to $66.7 million at December 31, 2024 from $63.5 million at December 31, 2023. Mortgage-backed securities increased $4.4 million, or 12.8%, to $38.9 million at December 31, 2024 from $34.5 million at December 31, 2023. U.S. government agency securities increase by $148,000, or 1.9%, to $8.0 million at December 31, 2024 from $7.8 million at December 31, 2023. Municipal securities decreased $1.4 million, or 6.6%, to $19.8 million at December 31, 2024 from $21.2 million at December 31, 2023. Aggregate securities purchases of $11.8 million during the year ended December 31, 2024 were partially offset by sales, calls, maturities and repayments of $8.3 million.

The average yield on investment securities increased to 3.05% for the year ended December 31, 2024 from 2.50% for the year ended December 31, 2023, as a result of the maturity of lower yielding securities and the effects of the rising market interest rate environment.

Held-To-Maturity Investment Securities. Investment securities decreased by $779,000, or 8.7%, to $8.2 million at December 31, 2024 from $8.9 million at December 31, 2023. Certificates of deposit decreased $733,000, or 9.6%, to $7.4 million at December 31, 2024 from $8.1 million at December 31, 2023. U.S. government agency securities decrease by $46,000, or 5.3%, to $815,000 at December 31, 2024 from $861,000 at December 31, 2023. There were sales, calls, maturities and repayments of $774,000 during the year ended December 31, 2024. There were no purchases of held-to maturity securities during the year ended December 31, 2024.

Loans, Net. Loans, net, increased by $5.5 million, or 6.1%, to $96.2 million at December 31, 2024 from $90.7 million at December 31, 2023. During the year ended December 31, 2024, loan originations totaled $19.5 million, comprised of $9.4 million of one-to-four family residential mortgage loans, $1.1 construction and land development loans, $5.9 million of commercial real estate loans, $1.0 million of commercial loans, and $2.1 million of consumer loans.

During the year ended December 31, 2024, one-to-four family residential mortgage loans increased $2.9 million, or 4.6%, to $65.7 million at December 31, 2024 from $62.8 million at December 31, 2023, commercial real estate loans increased $3.7, or 20.9%, to $21.4 million from $17.7 million at December 31, 2023, construction and land development loans decreased $1.2 million or 42.9%, to $1.6 million from $2.8 million at December 31, 2023, commercial loans decreased by $344,000, or 6.9%, to $4.7 million at December 31, 2024 from $5.0 million at December 31, 2023 and consumer loans increased by $450,000, or 14.9%, to $3.5 million at December 31, 2024 from $3.0 million at December 31, 2023.

Increases in loan balances reflect our strategy to grow our loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loan and commercial loans. Management intends to continue this strategy in future periods.

Deposits. Deposits increased by $3.4 million, or 2.2%, to $159.6 million at December 31, 2024 from $156.2 at December 31, 2023. Core deposits (defined as deposits other than certificates of deposit) decreased by $5.5 million, or 5.7%, to $91.0 million at December 31, 2024 from $96.5 million at December 31, 2023. Certificates of deposit increased $8.9 million, or 14.9%, to $68.6 million at December 31, 2024 from $59.7 million at December 31, 2023. The increase in deposits was primarily due to organic growth. The increase in certificates of deposit was due to the shift from core deposits to higher yielding certificates of deposit due to the increase in market interest rates.

Management continued its strategy of pursuing growth in demand accounts and lower cost core deposits with market conditions affecting this strategy in the current year. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Total Stockholders’ Equity. Total equity capital increased by $756,000, or 2.1%, to $36.7 million at December 31, 2024 from $35.9 million at December 31, 2023. The increase resulted from net income during the year ended December 31, 2024 partially offset by an increase in accumulated other comprehensive loss (as a result of market value adjustment of available-for-sale securities due to the increase in market interest rates during the year).

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

	For the Year Ended December 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$16,624	760	4.57%	$21,145	$962	4.55%
Available-for-sale debt securities	68,765	2,096	3.05	59,488	1,490	2.50
Held-to-maturity debt securities	8,698	399	4.58	7,157	300	4.19
Equity securities	146	3	1.71	94	3	3.19
Loans, net	92,853	4,738	5.10	85,258	3,785	4.44
Federal Home Loan Bank stock	347	18	5.42	347	16	4.48
Total interest-earning assets	187,433	8,014	4.28%	173,489	6,556	3.78%
Noninterest-earning assets	9,908			10,542
Total assets	$197,341			$184,031

Interest-bearing liabilities:
Regular savings deposits	$30,064	$51	0.17%	$33,468	$60	0.18%
NOW savings deposits	18,949	47	0.25	21,222	47	0.22
Money market deposits	27,403	447	1.63	26,237	326	1.24
Time deposits	64,173	2,437	3.80	58,192	1,436	2.47
Total interest-bearing deposits	140,589	2,982	2.12%	139,119	1,869	1.34%
Federal Home Loan Bank advances	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	140,589	2,982	2.12%	139,119	1,869	1.34%
Noninterest-bearing demand deposits	25,438			22,812
Other noninterest-bearing liabilities	2,853			1,581
Total liabilities	168,880			163,512
Total equity capital	28,461			20,519
Total liabilities and equity capital	$197,341			$184,031
Net interest income		$5,032			$4,687
Net interest rate spread (1)			2.16%			2.44%
Net interest-earning assets (2)	$46,844			$34,370
Net interest margin (3)			2.69% %			2.70%
Average interest-earning assets to interest-bearing liabilities	133.32%			124.71%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2024 vs. 2023
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(205)	$3	$(202)
Available-for-sale debt securities	232	374	606
Held-to-maturity debt securities	65	34	99
Equity securities	2	(2)	—
Loans, net	337	616	953
Federal Home Loan Bank stock	—	2	2
Total interest-earning assets	431	1,027	1,458

Interest-bearing liabilities:
Regular savings deposits	(6)	(3)	(9)
NOW savings deposits	(6)	6	—
Money market deposits	14	107	121
Time deposits	147	854	1,001
Total deposits	149	964	1,113
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	149	964	1,113

Change in net interest income	$282	$63	$345

Comparison of Operating Results for the Years Ended December 31, 2024 and December 31, 2023

General. Net income for the year ended December 31, 2024 was $905,000, a decrease of $103,000, or 10.2%, compared to $1.0 million for the year ended December 31, 2023. The decrease in net income was primarily due to an increase in noninterest expense of $635,000 which included a one-time consulting fee related to negotiated future savings on data processing expenses.

Interest Income. Interest income increased by $1.4 million or 21.2%, to $8.0 million at December 31, 2024 from $6.6 million at December 31, 2023. The increase in interest income is attributed to a $953,000, or 25.2%, increase in loan interest and a $606,000, or 40.7% increase in interest from available-for-sale securities partially offset by a decrease of $103,000, or 9.1% in other interest income.

The average balance on loans during the year ended December 31, 2024 increased by $7.6 million, or 8.9%, from the year ended December 31, 2023. The average yield on loans increased to 5.10% for the year ended December 31, 2024 from 4.44% for the year ended December 31, 2023 due to the origination of higher yielding loans.

The average balance of available-for-sale investment securities increased $9.3 million to $68.8 million for the year ended December 31, 2024 from $59.5 million for the year ended December 31, 2023. The average yield on available-for-sale investment securities increased to 3.05% for the year ended December 31, 2024 from 2.50% for the year ended December 31, 2023. The increase in the average yield on available-for-sale investment securities was primarily due to the rising market interest rate environment. Interest income on cash and cash equivalents, comprised primarily of deposits in other financial institutions and overnight deposits, decreased by $202,000, or 21.0%, for the year ended December 31, 2024, due to a decrease in average balance of $4.5 million and an increase in the average yield to 4.57% for the year ended December 31, 2024 from 4.55% for the year ended December 31, 2023. The increase in average yield was due to the rise in market interest rates.

Interest Expense. Total interest expense increased $1.1 million, or 57.9%, to $3.0 million for the year ended December 31, 2024 from $1.9 million for the year ended December 31, 2023. The increase was primarily due to the increase in the average cost of deposits to 2.12% for the year ended December 31, 2024 from 1.34% for the year ended December 31, 2023, reflecting the rising market interest rate environment. The average balance of deposits increased by $1.5 million, or 1.1%, to $140.6 million for the year ended December 31, 2024 from $139.1 million for the year ended December 31, 2023.

Net Interest Income. Net interest income increased $345,000, or 7.4%, to $5.0 million for the year ended December 31, 2024 compared to $4.7 million for the year ended December 31, 2023. The increase reflects the decrease in the interest rate spread to 2.16% for the year ended December 31, 2024 from 2.44% for the year ended December 31, 2023, while average net interest-earning assets increased $12.5 million year-to-year. The net interest margin decreased to 2.69% for the year ended December 31, 2024 from 2.70% for the year ended December 31, 2023. Both the interest rate spread and net interest margin decreased due to the rising interest rate environment.

Provision(Credit) for Credit Losses. The provision for credit losses increased by $66,000, to $165,000 for the year ended December 31, 2024 from a provision of $99,000 for the year ended December 31, 2023. The allowance for credit losses increased by $25,000, or 3.7%, to $700,000 at December 31, 2024 from $675,000 at December 31, 2023. The allowance for credit losses represented 0.72% of total loans at December 31, 2024 and 0.74% of total loans as of December 31, 2023. The determination of the adequacy of the allowance for credit losses was based primarily on the low balances of nonperforming loans, delinquent loans and net charge offs in both periods.

Total non-accrual loans were $348,000 at December 31, 2024, compared to $333,000 at December 31, 2023. Classified loans totaled $1.5 million at December 31, 2024, compared to $1.9 million at December 31, 2023, and total past due greater than 30 days were $1.0 million and $1.4 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 82.9% at December 31, 2024 compared to 93.49% at December 31, 2023.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2024 and 2023. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our consolidated financial condition and results of operations. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses. The OCC may have judgements different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increases in the allowance for credit losses may adversely affect our financial condition and results of operations.

Noninterest Income. Noninterest income totaled $885,000 for the year ended December 31, 2024, an increase of $215,000, or 32.1%, from $670,000 for the year ended December 31, 2023. The increase was primarily due to a $199,000 increase in the unrealized gain on equity securities.

Noninterest Expense. Noninterest expense increased $635,000, or 15.8%, to $4.6 million for the year ended December 31, 2024, compared to $4.0 million for the year ended December 31, 2023. The increase was due primarily to a $140,000, or 57.6%, increase in professional fees (reflecting a full year of expenses as a public company) and a $413,000, or 254.9% increase in other non-interest expense related to a one-time consulting fee that will benefit the company in the future from reduced service bureau expenses.

Provision for Income Taxes. The provision for income taxes decreased by $38,000, or 15.8%, to $202,000 for the year ended December 31, 2024, compared to $240,000 for the year ended December 31, 2023. The increase was due primarily to a $141,000, or 11.3%, decrease in pretax income. The effective tax rates were 18.2% and 19.2% for the years ended December

31, 2024 and 2023, respectively. The increase in the effective tax rate was primarily due to the lower level of tax-exempt income from municipal securities during 2024.

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

The following table sets forth, as of December 31, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2024
		Estimated Increase		EVE as a Percentage of Present
		(Decrease) in EVE		Value of Assets (3)
					Increase
Change in Interest	Estimated				(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
300	31,990	(13,076)	(29.02)	18.77	(464.00)
200	36,652	(8,414)	(18.67)	20.62	(279.00)
100	41,090	(3,976)	(8.82)	22.22	(119.00)
Level	45,066	—	—	23.41	—
(100)	46,006	940	2.09	23.28	(13.00)
(200)	46,971	1,905	4.23	23.08	(33.00)
(300)	46,213	1,147	2.55	22.19	(122.00)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2024, we would experience a 18.67% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 4.23 % increase in EVE in the event of an instantaneous 200 basis point decrease in interest rates.

Change in Net Interest Income. The following table sets forth, at December 31, 2024, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines approved by our Board of Directors.

At December 31, 2024
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
(Dollars in thousands)
300	5,404	(2.37)
200	5,445	(1.63)
100	5,490	(0.82)
Level	5,535	—
(100)	5,505	(0.55)
(200)	5,548	0.23
(300)	5,445	(1.63)
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2024, we would have experienced a 1.63% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.23% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from a correspondent bank. At December 31, 2024, we had no borrowings from the Federal Home Loan Bank of Chicago but had the capacity to borrow $47.6 million. At December 31, 2023, we had no borrowings from correspondent banks but had the capacity to borrow $9.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the year ended December 31, 2024, cash flows from operations, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $3.9 million. Net cash provided by operating activities amounted to $1.4 million, primarily due to net income from operations. Net cash used in investing activities amounted to $8.7 million, primarily due to purchases of debt securities $11.8 million, an increase in loans of $5.7 million and partially offset by proceeds from the maturities of available-for-sale securities of $8.3 million. Net cash provided by financing activities amounted to $3.4 million, primarily due to the increase of deposits.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

PFS Bancorp is a separate legal entity from Peru Federal and must provide for its own liquidity to pay its operating expenses and other financial obligations. PFS Bancorp’s primary source of income is dividends received from Peru Federal. The amount of dividends that Peru Federal may declare and pay to PFS Bancorp is governed by applicable bank regulations. At December 31, 2024, PFS Bancorp (on an unconsolidated basis) had liquid assets of $7.0 million.

At December 31, 2024, Peru Federal was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 13 to the notes to consolidated financial statements.

Off-Balance Sheet Arrangements. At December 31, 2024, we had $7.7 million of outstanding commitments to originate loans, $465,000 of which represents the balance of remaining funds to be disbursed on construction loans in process, $2.9 million in unused commercial line of credit commitments, $2.9 million in commitments to fund new closed-end commercial real estate loans, and $1.2 of unfunded home equity loans. At December 31, 2024, certificates of deposit that are scheduled to mature on or before December 31, 2025 totaled $58.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

To the Board of Directors and Stockholders

Peru Federal Savings Bank

Peru, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PFS Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Bank’s auditor since 2022.

Wipfli LLP

Eau Claire, Wisconsin

March 28, 2025

PFS Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2024 and 2023

(In thousands)

	December 31,	December 31,
	2024	2023
Assets
Cash and cash equivalents — cash and due from bank	$16,256	$20,202
Available-for-sale debt securities (net of credit losses of $0 at December 31, 2024 and December 31, 2023, respectively, amortized cost of $71,289 and $67,949 at December 31, 2024 and December 31, 2023, respectively)	66,658	63,513
Held-to-maturity debt securities (net of allowance for credit losses of $0 as of December 31, 2024 and December 31, 2023)	8,168	8,947
Equity securities	325	115
Loans, net of allowance for credit losses of $700 and $675 at December 31, 2024 and December 31, 2023	96,274	90,715
Premises and equipment, net of accumulated depreciation of $2,811 and $2,748 at December 31, 2024 and December 31, 2023	2,101	2,037
Federal Home Loan Bank stock	347	347
Interest receivable	733	689
Cash surrender value of bank-owned life insurance	3,979	3,877
Deferred income taxes	1,857	1,831
Mortgage servicing rights	254	300
Other	685	880

Total assets	$197,637	$193,453

Liabilities and Equity Capital

Liabilities
Deposits
Demand	$17,952	$20,810
Savings, NOW and money market	73,082	75,676
Time	68,553	59,675

Total deposits	159,587	156,161
Deferred compensation	645	521
Income tax payable	173	257
Interest payable and other liabilities	557	595

Total liabilities	160,962	157,534

Stockholders' Equity
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 14,000,000 shares authorized, 1,725,000 issued, 1,679,307 outstanding at December 31, 2024 and December 31, 2023	17	17
Additional Paid in Capital	15,603	15,605
Unallocated common stock of ESOP	(1,270)	(1,325)
Treasury stock - 45,693 share at December 31, 2024 and 40,000 at December 31, 2023	(463)	(400)
Deferred compensation liability	400	400
Retained earnings	25,701	24,796
Accumulated other comprehensive income (loss)	(3,313)	(3,174)

Total stockholders' equity	36,675	35,919

Total liabilities and stockholders' equity	$197,637	$193,453

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Income

Years Ended December 31, 2024 and 2023

(In Thousands)

	2024	2023

Interest and Dividend Income
Loans, including fees	$4,738	$3,785
Debt securities
Taxable	1,563	1,005
Tax-exempt	549	501
Dividends	21	19
Other	1,143	1,246

Total interest and dividend income	8,014	6,556

Interest Expense
Deposits	2,982	1,869

Net Interest Income	5,032	4,687

Provision for Credit Losses	165	99

Net Interest Income After Provision for Credit Losses	4,867	4,588

Noninterest Income
Commission income	38	23
Customer service fees	435	414
Net realized gain on loan sales	7	—
Loan servicing fees	65	71
Other	340	162

Total noninterest income	885	670

Noninterest Expense
Salaries and employee benefits	2,332	2,297
Occupancy	279	255
Depreciation	151	150
Data processing	545	539
Professional fees	383	243
Marketing	142	144
Printing and office supplies	67	68
Foreclosed assets, net	—	4
Deposit insurance premiums	171	141
Net realized loss on loan sales	—	7
Other	575	162

Total noninterest expense	4,645	4,010

Income Before Income Taxes	1,107	1,248

Provision for Income Taxes	202	240

Net Income	$905	$1,008

Earnings per share-basic and diluted	$0.57	0.63
Weighted-average shares outstanding-basic and diluted	1,594,547	1,592,520

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2024 and 2023

(In Thousands)

	2024	2023

Net Income	$905	$1,008

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale debt securities, net of taxes of $(56) and $206 for the year ended December 31, 2024 and 2023, respectively.	(139)	515

Other comprehensive income (loss)	(139)	515

Comprehensive Income (Loss)	$766	$1,523

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2024 and 2023

(In Thousands)

					Accumulated
			Unallocated		Other					Total
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury		Deferred Comp		Stockholders'
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock		Liability		Equity
Balance, December 31, 2022	$—	$—	$—	$23,828	$(3,689)	$—			$—	$20,139

Net income	—	—	—	1,008	—	—			—	1,008
Adjustment for Adoption of ASC No. 2016-13, Financial Instruments-Credit Losses (Topic 326), net of taxes of $15.	—	—	—	(40)	—	—			—	(40)
Proceeds from issuance of shares	17	15,611	(1,380)		—	—	—	—	—	14,248
ESOP shares committed to be released		(6)	55	—	—	—	—	—	—	49
Purchased 40,000 shares of treasury stock	—	—	—	—	—	(400)			400	—
Other comprehensive income	—	—	—	—	515	—			—	515
Balance, December 31, 2023	$17	$15,605	$(1,325)	$24,796	$(3,174)	$(400)			$400	$35,919

Balance, December 31, 2023	$17	$15,605	$(1,325)	$24,796	$(3,174)	$(400)			$400	$35,919

Net income	—	—	—	905	—	—				905
ESOP shares committed to be released (4,140 shares)	—	(2)	55	—	—	—				53
Purchased 5,693 shares of treasury stock	—	—	—	—	—	(63)				(63)
Other comprehensive loss	—	—	—	—	(139)	—			—	(139)

Balance, December 31, 2024	$17	$15,603	$(1,270)	$25,701	$(3,313)	$(463)			$400	$36,675

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Years Ended December 31, 2024 and 2023
(In Thousands)

	2024	2023
Operating Activities
Net income	$905	$1,008
Items not requiring (providing) cash
Depreciation	151	150
Provision for credit losses	165	99
Amortization of premiums and discounts on debt securities	173	450
Deferred income taxes	30	(81)
Change in fair value of equity securities	(210)	(27)
Net realized (gain) loss on loan sales	(7)	7
Loss on disposal of premises and equipment	4	7
Earnings on cash surrender value of life insurance	(102)	(94)
ESOP compensation expense	53	49
Changes in
Interest receivable	(44)	(97)
Other assets and income tax receivable	241	(19)
Interest payable and other liabilities	7	485
Net cash provided by operating activities	1,366	1,937

Investing Activities
Purchases of available-for-sale debt securities	(11,784)	(6,795)
Proceeds from maturities of available-for-sale debt securities	8,276	6,888
Purchase of held-to-maturity debt securities	—	(7,099)
Proceeds from maturities of held-to-maturity debt securities	774	1,292
Net change in loans	(5,722)	(5,930)
Purchase of premises and equipment	(219)	(44)
Net cash (used in) provided by investing activities	(8,675)	(11,688)

Financing Activities
Net increase (decrease) in demand deposits, money market,
NOW and savings accounts	(5,452)	(7,882)
Net increase in certificates of deposit	8,878	11,336
Gross proceeds from stock offering	—	17,250
Stock offering costs, net	—	(1,622)
Purchase of ESOP shares	—	(1,380)
Purchase of treasury stock (deferred compensation plans)	(63)	(400)
Net cash provided by (used in) financing activities	3,363	17,302
Increase (Decrease) in Cash and Cash Equivalents	(3,946)	7,551
Cash and Cash Equivalents, Beginning of Year	20,202	12,651
Cash and Cash Equivalents, End of Year	$16,256	$20,202
Supplemental Cash Flows Information
Interest paid	$2,978	$1,885
Income taxes paid (refunded)	$268	$—

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

PFS Bancorp, Inc, a Maryland corporation together with its subsidiary (the “Company”), was formed to serve as the stock holding company for Peru Federal Savings Bank (“Bank”) as part of the mutual-to-stock conversion. Upon completion of the conversion, which occurred on October 17, 2023, PFS Bancorp, Inc. became 100% owner of Peru Federal Savings Bank. 100% of the common stock of PFS Bancorp, Inc. is held by the public. The cost of the conversion and the issuing of common stock totaling $1.6 million were deferred and deducted from the sales proceeds of the offering.

Peru Federal Savings Bank is a federally chartered stock savings bank. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in northern Illinois, primarily LaSalle County, from its two facilities located in Peru, Illinois. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. Peru Federal Savings Bank has a wholly owned subsidiary, PFSB Financial Services Inc. PFSB was inactive in 2023 and 2024.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2024 and 2023, cash equivalents consisted of due from bank accounts.

At December 31, 2024 and 2023, the Company’s cash accounts exceeded federally insured limits by $4,270 and $1,329, respectively.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Accrued interest receivable on available-for-sale debt securities totaled $378 and $346 at December 31, 2024 and December 31, 2023 respectively and is excluded from the estimate of credit losses.

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

Accrued interest receivable on held-to-maturity debt securities totaled $31 and $33 at December 31, 2024 and December 31, 2023 respectively and is excluded from the estimate of credit losses.

Equity Securities

The Company measures equity securities at fair value with changes in fair value recognized in net income. Gains and losses on the sale of equity securities are recorded on the trade date and are determined using the specific identification method.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded on the statements of income.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for credit losses, and for loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of direct origination costs are deferred over the life of the loan.

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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

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

The Company uses a current expected credit loss (“CECL”) model to estimate the allowance for credit losses on loans. The CECL model considers historical loss rates and other qualitative adjustments, as well as forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the allowance for credit losses on loans estimate under the CECL model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements, performs an individual evaluation of certain collateral dependent and other credit-deteriorated loans, calculates the historical loss rates for the segmented loan pools, applies the loss rates over the calculated life of the collectively evaluated loan pools; adjusts for forecasted macro-level economic conditions and other anticipated changes in credit quality; and determines qualitative adjustments based on factors and conditions unique to the Company’s loan portfolio.

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

Unfunded commitments are evaluated using the same pool methodology and assumptions as the allowance for credit losses on collectively evaluated loans, adjusted for estimated funding rates based on historical rates. A reserve is maintained for these unfunded commitments to absorb estimated probable credit losses over noncancelable loan commitments. The allowance for losses on unfunded commitments is included in Interest payable and other liabilities on the balance sheet.

The Company may modify loans to borrowers experiencing financial difficulty and grant concessions that could include principal loan forgiveness, maturity date extension, interest rate, interest-only period, and payment deferral.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

The Company excludes accrued interest receivable from the amortized cost basis of loans when estimating credit losses and when presenting required disclosures in the financial statements. Accrued interest on loans totaling $324 and $295 at December 31, 2024 and 2023, respectively, was excluded from the amortized cost basis of loans. Accrued interest is written off at the same time as when a loan is moved to non-accrual status.

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

December 31, 2024 and 2023

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

December 31, 2024 and 2023

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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

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

Legal Contingencies.

Various legal claims arise from time to time in the normal course of business. In the opinion of management, any liability resulting from such proceedings would not have a material impact on the consolidated financial statements of the Bank.

Advertising

Advertising costs are expensed as incurred.

Reclassification

During the preparation of the consolidated financial statements for the year ended December 31, 2024, the Company identified and corrected an error in the accounting treatment of deferred compensation arrangements involving Company owned stock held in a Rabbi Trust. Specifically, the error pertained to presentation and classification of the deferred compensation liability included in deferred compensation liability versus as a component of stockholders’ equity and inclusion of the Company owned Rabbi Trust shares in the earnings per share calculation.

The error represented approximately 1% of the stockholders’ equity in all prior periods, and the aggregate net effect of the error correction on stockholders’ equity was minimal. In accordance with the guidance set forth in SEC Staff Accounting Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials, the Company concluded that the errors were not material, to any prior periods, the current period or the trend in earnings from a quantitative and qualitative perspective.  The Company has revised its previously reported financial information contained in our annual report on Form 10-K for the year ended December 31, 2023, to correct the immaterial error. The Company will also revise previously reported financial information for these immaterial errors in future filings, as applicable.

.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

The summary of revisions to certain previously reported financial information is presented below:

Revised Consolidated Balance Sheets as of December 31, 2023

	As Revised	Adjustment	As Reported

Deferred compensation	$521	$(400)	$921
Total liabilities	157,534	(400)	157,934
Deferred compensation liability	400	400	—
Total stockholders’ equity	35,919	400	35,519

Revised Consolidated Statement of Income for the year ended December 31, 2023

	As Revised	Adjustment	As Reported

Earnings per share-basic and diluted	$.63	$(.02)	$.65
Weighted-average shares outstanding basic and diluted	1,592,520	40,000	1,552,520

Revised Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2023

	As Revised	Adjustment	As Reported

Balance, December 31, 2023 – Deferred Comp Liability	$400	$400	$—
Balance, December 31, 2023 - Total	$35,919	$400	$35,519

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

Note 3:  Debt Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of debt securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2024:
U.S. Government and federal agencies	$8,154	$—	(187)	$7,967
Mortgage-backed:
Government sponsored enterprises (GSEs)- residential	42,344	71	(3,557)	38,858
State and political subdivisions	20,791	50	(1,008)	19,833

	$71,289	$121	$(4,752)	$66,658

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2023:
U.S. Government and federal agencies	$8,016	$—	$(197)	$7,819
Mortgage-backed:
Government sponsored enterprises (GSEs)- residential	38,158	51	(3,691)	34,518
State and political subdivisions	21,775	139	(738)	21,176

	$67,949	$190	$(4,626)	$63,513

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Debt Securities:
December 31, 2024
U.S. Government and Federal agencies	$815	$—	$(140)	$675
Certificates of Deposit	7,353	113	(1)	7,465

	$8,168	$113	$(141)	$8,140

Held-to-maturity Debt Securities:
December 31, 2023
U.S. Government and Federal agencies	$861	$—	$(135)	$726
Certificates of Deposit	8,086	58	(14)	8,130

	$8,947	$58	$(149)	$8,856

The Company uses a current expected credit loss (“CECL”) model to estimate the allowance for credit losses on securities held-to-maturity. As of December 31, 2024 and 2023, the Company’s allowance for credit losses on held-to-maturity securities was $0.

The amortized cost and fair value of available-for-sale securities and held-to-maturity debt securities at December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$1,889	$1,867	$1,848	$1,854
One to five years	7,663	7,421	5,505	5,611
Five to ten years	12,039	11,458	—	—
After ten years	7,354	7,054	815	675
	28,945	27,800	8,168	8,140
Mortgage-backed securities	42,344	38,858	—	—

Totals	$71,289	$66,658	$8,168	$8,140

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $13,446 at December 31, 2024 and $12,218 at December 31, 2023.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

There were no sales of securities during 2024 or 2023.

A portion of available-for-sale investments in debt securities are report in the consolidated financial statements at an amount less than their historical cost.

Total fair value of these investments at December 31,2024 and December 31, 2023, was $58,999 and $51,210. The following table shows the total available-for-sale securities and aggregate depreciation by security type:

	Number of
	securities in a	Aggregate
	loss position	depreciation
December 31, 2024

U.S. Government and Federal agencies	13	(2.30)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	184	(9.40)%
State and political subdivisions	46	(5.67)%

Total Portfolio	243	(7.45)%

December 31, 2023

U.S. Government and Federal agencies	13	(2.46)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	175	(10.66)%
State and political subdivisions	37	(5.60)%

Total Portfolio	225	(8.28)%

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023:

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$4,690	$(71)	$3,277	$(116)	$7,967	$(187)
State and political subdivisions	5,947	(89)	10,829	(919)	16,776	(1,008)
Mortgage backed securities-GSE residential	9,750	(217)	24,506	(3,340)	34,256	(3,557)
Total AFS securities	$20,387	$(377)	$38,612	$(4,375)	$58,999	$(4,752)

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

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

The following table summarizes the amortized cost of debt securities held-to-maturity at December 31, 2024 and 2023, aggregated by credit quality indicator:

Held-to-Maturity

December 31, 2024	Unrated
U.S. Government and federal agencies (1)	$815
Certificates of Deposit (2)	7,353
$8,168

December 31, 2023	Unrated
U.S. Government and federal agencies (1)	$861
Certificates of Deposit (2)	8,086
$8,947

(1) U.S. Government backed securities are explicitly or implicitly guaranteed by the U.S. Government which is AAA ratedand has historically ensured none of these debt securities default.

(2) Certificates of Deposit are covered by FDIC insurance as all balances are less than $250,000.

Note 4:    Equity Securities

Equity securities comprised the following as of December 31, 2024 and 2023 and are included in the consolidated balance sheet:

	December 31,	December 31,
	2024	2023
Community Development Corp. Stock	$62	$50
FHLMC Preferred Stock	263	65
Total	$325	$115

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

Community Development Corp. Stock is considered an equity security without a readily determinable fair value. The FHLMC Preferred Stock is presented on the balance sheet at fair value. The table below details changes in the carrying amount of the FHLMC Preferred Stock for the years ended December 31, 2024 and 2023.

	December 31,	December 31,
	2024	2023
Net gains and losses recognized during the period on equity securities	$210	$27
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—
Unrealized gains and losses recognized during the period on equity securities still held at the reporting date	$210	$27

Note 5:    Loans and Allowance for Credit Losses

Classes of loans at December 31, include:

	December 31,	December 31,
	2024	2023
Mortgage loans on real estate:
Residential 1-4 family	$65,721	$62,842
Commercial	21,412	17,739
Construction and land development	1,637	2,780
Total mortgage loans on real estate	88,770	83,361
Commercial loans	4,656	5,000
Consumer	3,479	3,029
	96,905	91,390
Deferred Loan Costs	69
Less:
Allowance for credit losses	700	675

Net loans	$96,274	$90,715

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2024 and 2023:

	2024
	Mortgage Loans on Real Estate
				Construction
	Residential			and Land
	1-4 Family	Commercial		Development		Commercial
Allowance for credit losses:
Balance, beginning of year	$247		$332		$15		$65
Provision charged to expense	24	—	186	—	(2)	—	(41)
Losses charged off	—	—	(179)	—	—	—	(13)
Recoveries	—	—	—	—	—	—	49
Balance, end of year	$271		$339		$13		$60
Ending balance: individually evaluated	$—		$—		$—		$—
Ending balance: collectively evaluated	$271		$339		$13		$60

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$2		$10		$8		$2
Provision charged to expense	—		(3)		(2)		—
CECL Adoption Adjustment	—		—		—		—
Losses charged off	—		—		—		—
Recoveries	—		—		—		—
Balance, end of year	$2		$7		$6		$2

	2024 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$16	$675
Provision charged to expense	3	170
Losses charged off	(2)	(194)
Recoveries	—	49
Balance, end of year	$17	$700
Ending balance: individually evaluated	$—	$—
Ending balance: collectively evaluated	$17	$700

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$22
Provision charged to expense	—	(5)
CECL Adoption Adjustment	—	—
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$17

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

	For the Year Ended
	December 31, 2023
	Mortgage Loans on Real Estate
				Construction
	Residential			and Land
	1-4 Family	Commercial		Development		Commercial
Allowance for credit losses:
Balance, beginning of year	$262		$218		$11		$36
Provision charged to expense	4		40		(2)		34
CECL Adoption Adjustment	(19)		74		6		(5)
Losses charged off	—		—		—		—
Recoveries	—		—		—		—
Balance, end of year	$247		$332		$15		$65

Allowance for credit losses:
Balance, beginning of year	$—		$—		$—		$—
Provision charged to expense	2	—	10	—	8	—	2
Losses charged off	—		—		—		—
Recoveries	—		—		—		—
Balance, end of year	$2		$10		$8		$2

	For the Year Ended
	December 31, 2023 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$16	$543
Provision charged to expense	1	77
CECL Adoption Adjustment	(1)	55
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$16	$675

Allowance for credit losses for unfunded loan commitments:
Balance, beginning of year	$—	$—
Provision charged to expense	—	22
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$22

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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes were made to either during the past year. The following table represents loans, as of December 31, 2024, by grading category and year in which the loans were originated.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

	December 31, 2024
							Revolving
							Lines of
	2024	2023	2022	2021	2020	Prior	Credit	Total
Pass
Residential 1-4 Family	$8,124	$7,509	$8,960	$7,554	$14,686	$17,705	$835	$65,373
Commercial Real Estate	5,344	3,339	4,034	3,440	1,285	2,837	—	20,279
Construction and Land Development	625	843	—	—	46	123	—	1,637
Commercial	1,086	2,742	180	215	6	93	334	4,656
Consumer	1,659	945	322	373	172	8	—	3,479
Total Pass	$16,838	$15,378	$13,496	$11,582	$16,195	$20,766	$1,169	$95,424
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	637	—	—	—	—	—	637
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$637	$—	$—	$—	$—	$—	$637
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$348	$—	$348
Commercial Real Estate	—	—	—	—	—	496	—	496
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$844	$—	$844
Total	$16,838	$16,015	$13,496	$11,582	$16,195	$21,610	$1,169	$96,905

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	(179)	—	(179)
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	(13)	—	—	—	—	—	(13)
Consumer	—	(2)	—	—	—	—	—	(2)
	$—	$(15)	$—	$—	$—	$(179)	$—	$(194)

	December 31, 2023
							Revolving
							Lines of
	2023	2022	2021	2020	2019	Prior	Credit	Total
Pass
Residential 1-4 Family	$6,760	$9,720	$8,273	$15,866	$5,981	$14,832	$839	$62,271
Commercial Real Estate	3,166	4,229	3,666	1,419	1,546	2,384	—	16,410
Construction and Land Development	2,594	—	—	49	—	137	—	2,780
Commercial	3,470	360	246	47	13	134	730	5,000
Consumer	1,352	699	589	252	101	36	—	3,029
Total Pass	$17,342	$15,008	$12,774	$17,633	$7,641	$17,523	$1,569	$89,490
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	660	—	—	—	—	513	—	1,173
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$660	$—	$—	$—	$—	$513	$—	$1,173
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$40	$531	$—	$571
Commercial Real Estate	—	—	—	—	—	156	—	156
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$40	$687	$—	$727
Total	$18,002	$15,008	$12,774	$17,633	$7,681	$18,723	$1,569	$91,390

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$—	$—

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2024 and 2023:

December 31, 2024				2024		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$445	$219	$317	$981	$64,740	$65,721
Commercial	—	—	—	—	21,412	21,412
Construction and land development	—	—	—	—	1,637	1,637

Total real estate loans	445	219	317	981	87,789	88,770

Commercial	—	—	—	—	4,656	4,656
Consumer	46	—	—	46	3,433	3,479

Total	$491	$219	$317	$1,027	$95,878	$96,905

December 31, 2023				2023		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$959	$170	$142	$1,271	$61,571	$62,842
Commercial	—	—	156	156	17,583	17,739
Construction and land development	—	—	—	—	2,780	2,780

Total real estate loans	959	170	298	1,427	81,934	83,361

Commercial	15	—	—	15	4,985	5,000
Consumer	—	—	—	—	3,029	3,029

Total	$974	$170	$298	$1,442	$89,948	$91,390

During 2024 accrued interest that was written off, related to loans placed in nonaccrual during the year, amounted to $5 all related to Residential Real Estate loans. During 2023 accrued interest that was written off, related to loans placed in nonaccrual during the year, amounted to $17 all related to Commercial Real Estate loans.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

The following table presents information regarding collateral dependent loans as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Loan	Specific	Loan	Specific
	Balance	Allowance	Balance	Allowance
Mortgage loans on real estate:
Residential 1-4 family	348	—	$566	$1
Commercial	496	—	156	—
Construction and land development	—	—	—	—

Total real estate loans	844	—	722	1

Commercial	—	—	—	—
Consumer	—	—	—	—

Total	$844	$—	$722	$1

The following table presents the Company’s nonaccrual loans at December 31, 2024 and 2023. This table excludes loans modified for borrowers experiencing financial difficulties.

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
December 31, 2024
Residential - First Mortgage	348	—	348	177	—	—
Commercial real estate	—	—	—	156	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$348	$—	$348	$333	$—	$—

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
December 31, 2023
Residential - First Mortgage	177	—	177	117	—	—
Commercial real estate	156	—	156	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$333	$—	$333	$117	$—	$—

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

There were no loans 90+ days past due still accruing interest as of December 31, 2024 and 2023. There were no new loans modified due to borrower experiencing financial difficulty during 2024 or 2023.

During the years ended December 31, 2024 and 2023, there were no defaults of loans that had been modified due to financial difficulty in the 12 month period prior to default. The criteria for return to accrual status is six months performance under the existing modified terms.

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,	December 31,
	2024	2023
Land	$746	$732
Buildings and improvements	3,063	3,020
Equipment	1,103	1,033
	4,912	4,785
Less accumulated depreciation	(2,811)	(2,748)
Net premises and equipment	$2,101	$2,037

Note 7: Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $21,650 and $23,987 at December 31, 2024 and 2023, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the year ended December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Fair value as of the beginning of year	$300	$315
Changes in fair value due to changes in valuation inputs or assumptions	(46)	(15)
Fair value at the end of year	$254	$300

The estimated fair value of mortgage servicing rights is determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions, such as discount rates and prepayment speeds based on market data from independent organizations. Information about the estimated fair value of mortgage servicing rights at December 31, 2024 and December 31, 2023 follows:

	December 31,	December 31,
	2024	2023
Range of discount rates	9.625-12.625%	9.75-12.25%
Range of prepayment speeds (1)	91-375	86-282
Weighted average default rate	1.06%	1.24%
(1)

Prepayment speeds measured in the Public Securities Associate Standard prepayment model (PSA) PSA is the assumed monthly rate of prepayment that is annualized to the outstanding principal balance of a mortgage loan.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

Note 8:   Time Deposits

Time deposits in denominations of $250 or more were $14,447 on December 31, 2024 and $10,748 on December 31, 2023.

At December 31, 2024, the scheduled maturities of time deposits are as follows:

2025	$58,808
2026	6,543
2027	2,427
2028	497
2029	278
Thereafter	—
$68,553

Note 9:   Borrowings

As of December 31, 2024, and 2023 the Company had no borrowed funds.

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

At December 31, 2024 and December 31, 2023, the Bank’s available and unused portion of this borrowing agreement totaled approximately $47.6 million and $45.4 million, respectively.

At December 31, 2024, the Bank’s available and unused unsecured line of credit with Banker’s Bank of Wisconsin and United Banker’s Bank totaled $4.0 million and $5.0 million, respectively. At December 31, 2023, the Bank’s available and unused unsecured line of credit with Banker’s Bank of Wisconsin totaled $4.0 million.

Note 10:  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois. During the years ended December 31, 2024 and 2023, the Bank recognized no interest or penalties.

The provision for income taxes includes these components:

	December 31,	December 31,
	2024	2023
Taxes currently payable	$172	$305
Deferred income taxes	30	(65)
Income tax expense	$202	$240

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	December 31,	December 31,
	2024	2023
Computed at the statutory rate (21%)	$232	$262
Increase (decrease) resulting from
Tax exempt interest	(102)	(84)
State tax expense	24	81
Increase in cash surrender value	(21)	(20)
Other	69	1
Actual tax expense	$202	$240

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	December 31,	December 31,
	2024	2023
Deferred tax assets
Allowance for credit losses	$204	$199
Deferred compensation	297	263
Credit loss on equity securities	205	205
Unrealized loss on available-for-sale debt securities	1,318	1,262
Other	—	82
	2,024	2,011
Deferred tax liabilities
Depreciation	(49)	(78)
FHLB stock dividend	(16)	(16)
Mortgage servicing rights	(72)	(86)
Other	(30)	—
	(167)	(180)
Net deferred tax asset (liability)	$1,857	$1,831

Note 11:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in equity capital, are as follows:

	December 31,	December 31,
	2024	2023
Net unrealized gain (loss) on available-for-sale debt securities	$(4,631)	$(4,436)

Tax effect	1,318	1,262

Net-of-tax amount	$(3,313)	$(3,174)

Note 12:  Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under U.S. GAAP, regulatory reporting requirements and regulatory capital standards. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustment to regulatory capital not reflected in these consolidated financial statements.

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

Management believes, as of December 31, 2024 and 2023, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2024, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the able below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum to Be Well
					Capitalized Under
					Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:

Leverage ratio (to average assets)	$31,662	15.9%	$7,972	4.0%	$9,965	5.0%
Common Equity Tier 1 (to risk weighted assets)	$31,662	33.0%	$4,318	4.5%	$6,238	6.5%
Tier 1 Capital ratio (to risk weighted assets)	$31,662	33.0%	$5,758	6.0%	$7,677	8.0%
Total Capital (to risk-weighted assets)	$32,379	33.7%	$7,677	8.0%	$9,596	10.0%

As of December 31, 2023:

Leverage ratio (to average assets)	$30,629	15.7%	$7,800	4.0%	$9,750	5.0%
Common Equity Tier 1 (to risk weighted assets)	$30,629	33.4%	$4,131	4.5%	$5,967	6.5%
Tier 1 Capital ratio (to risk-weighted assets)	$30,629	33.4%	$5,508	6.0%	$7,344	8.0%
Total Capital (to risk-weighted assets)	$31,326	34.1%	$7,344	8.0%	$9,180	10.0%

The net unrealized gain or loss on available-for-sale debt securities, net of tax is not included in computing regulatory capital.

Note 13: Related Party Transactions

At December 31, 2024 and 2023, the Company had loans outstanding to executive officers, directors, significant shareholders, and their affiliates (related parties), in the amount of $924 and $1,053, respectively.

Deposits from related parties held by the Company at December 31, 2024 and 2023 totaled $1,268 and $992, respectively.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

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

A summary of loans to directors, executive officers, and their affiliates as of December 31, 2024 and 2023 is as follows:

	December 31,	December 31,
	2024	2023
Beginning balance	$1,053	$1,195
New Loans	54	—
Repayments	(183)	(142)

Ending balance	$924	$1,053

The Company’s board approved law firm is Duncan & Brandt, P.C., which is solely owned by the Company’s Vice Chairman Jonathan Brandt. The Company pays an annual retainer to Duncan & Brandt of $60 and $57 for the years ended December 31, 2024 and 2023. In addition to the annual retainer, the firm received various fees for legal services rendered in the normal course of business of $15 and $15 for the years ended December 31, 2024 and 2023.

Note 14: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a percentage of their compensation, up to the maximum allowable by the IRS, with the Company matching 50 percent of the employee’s contribution on the first 5 percent of the employee’s compensation. Employer contributions charged to expense for 2024 and 2023 were $77 and $80, respectively.

Also, the Company has deferred compensation agreements with directors. The agreements provide for the payment of benefits at termination or retirement. The charge to expense for the agreements was $69 and $30 for 2024 and 2023, respectively. The liability accrued for these plans totaled $645 and $521 at December 31, 2024 and 2023, respectively. The Company holds common stock deferred under the plans, which are held in a trust.

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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended December 31, 2024.

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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and 2023.

		Fair Value Measurements Using
		Quoted Prices
		in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024:
Available-for Sale debt securities:
U.S. Government and federal agencies	$7,967	$1,626	$6,341	$—
Mortgage-backed: GSE - residential	38,858	—	38,858	—
State and political Subdivision	19,833	—	19,833	—
Total Available-For-sale debt securities	$66,658	$1,626	$65,032	$—

Equity securities:
FHLMC stock	$263	$263	$—	$—
Community Development Corp. Stock	62	—	62	—
Mortgage servicing rights	254	—	254	—
Total	$67,237	$1,889	$65,348	$—

December 31, 2023:
Available-for Sale debt securities:
U.S. Government and federal agency	$7,819	$1,562	$6,257	$—
Mortgage-backed: GSE - residential	34,518	—	34,518	—
State and political subdivision	21,176	—	21,176	—
Total Available-for-sale debt securities	$63,513	$1,562	$61,951	$—

Equity securities:
FHLMC Stock	$65	$65	$—	$—
Community Development Corp. Stock	50		50
Mortgage servicing rights	300	—	300	—
Total	$63,928	$1,627	$62,301	$—

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

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

The carrying value and estimated fair value of financial instruments follow:

December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$16,256	$16,256	$—	$—
Available-for-sale debt securities	66,658	1,626	65,032	—
Held-to-maturity debt securities	8,168	—	8,140	—
Equity securities	325	263	62	—
Loans	96,274	—	—	90,996
Interest receivable	733	733	—	—
Federal Home Loan Bank Stock	347	—	—	347
Cash surrender value of bank-owned life insurance	3,979	—	—	3,979
Financial liabilities:
Deposits	159,587	—	—	143,604
Interest payable	7	7	—	—

December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$20,202	$20,202	$—	$—
Available-for-sale debt securities	63,513	1,562	61,951	—
Held-to-maturity debt securities	8,947	—	8,856	—
Equity securities	115	65	50	—
Loans	90,715	—	—	83,792
Interest receivable	689	689	—	—
Federal Home Loan Bank Stock	347	—	—	347
Cash surrender value of bank-owned life insurance	3,877	—	—	3,877
Financial liabilities:
Deposits	156,161	—	—	148,263
Interest payable	2	2	—	—

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2024 and 2023.

Fair Value Measurements Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024:
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

December 31, 2024 and 2023

(dollar amounts in thousands)

equipment, commercial real estate, and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At December 31, 2024, the Company had granted unused lines of credit to borrowers aggregating approximately $2,911 and $1,251 for commercial lines and open-end consumer lines, respectively. At December 31, 2023, the Company had granted unused lines of credit to borrowers aggregating approximately $1,456 and $959 for commercial lines and open-end consumer lines, respectively.

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

The annual contribution to the ESOP was made during the years ended December 31, 2024 and December 31, 2023, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period base on the average fair value of the shares and totaled $53 and $49 for the years ended December 31, 2024 and 2023, respectively.

At December 31, 2024, there were 5,520 shares allocated to participants. At December 31, 2023, there were no shares allocated to participants. At December 31, 2024 and 2023 there were 5,520 and 5,520 shares committed to be released to participants and 126,960 and 132,480 unallocated shares at December 31, 2024 and 2023, respectively. The fair value of unallocated ESOP shares totaled $1.4 million and $1.2 million at December 31, 2024 and December 31, 2023, respectively.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

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

Earnings per common share for the years ended December 31, 2024 and 2023 is presented in the following table.

	Year Ended December 31,
	2024	2023

	(dollars in thousands, except per share amounts)
Net income	$905	$1,008
Weighted shares outstanding for basic EPS
Weighted average shares outstanding	1,725,000	1,725,000
Less: Weighted average unallocated ESOP shares	(129,030)	(132,480)
Less: Weighted average Treasury shares	(41,423)	(40,000)
Add: Weighted average shares in Rabbi Trust for Deferred Compensation Plan	40,000	40,000
Weighted average shares outstanding for basic EPS	1,594,547	1,592,520
Additional dilutive shares	—	—
Weighted average shares outstanding for dilutive EPS	1,594,547	1,592,520
Basic income per share	$0.57	$0.63
Diluted income per share	$0.57	$0.63

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

Note 20: Condensed Parent Company Only Financial Information

A condensed summary of PFS Bancorp’s financial information is shown.

Parent Only Condensed Balance Sheets

	December 31,	December 31,
	2024	2023

Assets
Cash in bank subsidiary	$7,045	$7,060
Investment in subsidiary, at underlying equity	28,349	27,456
Loan receivable - ESOP	1,260	1,277
Other assets	33	126
Total assets	$36,687	$35,919

Liabilities and Stockholders' Equity
Liabilities :
Other liabilities	$12	$—
Total liabilities	12	—

Stockholders' equity:
Common Stock	$17	$17
Additional paid in capital	15,603	15,605
Retained Earnings	25,701	24,796
Accumulated Other Comprehensive Income (Loss)	(3,313)	(3,174)
Unallocated Shares of ESOP	(1,270)	(1,325)
Treasury Shares (Deferred Compensation Plan)	(463)	(400)
Deferred Compensation Plan Liability	400	400
Total stockholders' equity	36,675	35,919
Total liabilities and stockholders' equity	$36,687	$35,919

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

(dollar amounts in thousands)

Parent Only Condensed Statements of Income

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023

Interest income:
Income on ESOP loan	$109	$24
Total interest income	109	24
Interest expense:
Interest expense on borrowings	—	—
Total interest expense	—	—
Net interest income	109	24
Noninterest expenses:
Other noninterest expense	216	63
Loss before income taxes	(107)	(39)
Income tax benefit	33	—
Loss before equity in undistributed earnings of Bank	(74)	(39)
Equity in undistributed earnings of Bank	979	1,047
Net income	$905	$1,008

Parent Only Condensed Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2023

Cash flows from operating activities:
Net income	$905	$1,008
Adjustments to reconcile net income to net cash used in operating activities
Equity in undistributed earnings of Bank	(979)	(1,047)
Other assets	93	(126)
Other liabilities	12	—
Net cash used in operating activities	31	(165)
Cash flows from investing activities:
Payments from ESOP loan	17	103
Capital injection into the Bank	—	(7,126)
Net cash provided by (used in) investing activities	17	(7,023)
Cash flows from financing activities:
Proceeds from stock offering	—	17,250
Stock offering expenses	—	(1,622)
ESOP Shares purchased	—	(1,380)
Stock Repurchase	(63)	—
Repay other borrowings	—	—
Dividend from Bank	—	—
Net cash (used in) provided by financing activities	(63)	14,248
Net change in cash and cash equivalents	(15)	7,060
Cash and cash equivalents at beginning of period	7,060	—
Cash and cash equivalents at end of period	$7,045	$7,060

Supplemental Cash Flows Information
Treasury Shares purchased by Deferred Compensation Plans	$—	$400

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including its President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, the Company’s management, including the President, Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting. During the quarter ended December 31, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for the external purposes in accordance with accounting principles generally accepted in the United States of America.

Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

The Company’s management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria set forth in the “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permits the Company to provide only management’s report in this annual report.

ITEM 9B.Other Information

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

ITEM 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. The Code of Ethics is posted on the Peru Federal’s Internet Web site (www.perufederalsavings.com).

The Company has adopted a Policy Regarding Insider Trading governing the purchase, sale and/or other dispositions of the Company’s securities by its directors, officers and employees and by the Company itself. A copy of the policy is filed as an exhibit to this Annual Report on Form 10-K.

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

4.1	Description of Securities of Registered Under Section 12 of the Security Exchange Act of 1934
10.1

Employment Agreement between Peru Federal Savings Bank and Eric J. Heagy (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 000-56602), as filed om March 26, 2024) †

10.2

Employment Agreement between Peru Federal Savings Bank and Dale R. Tieman (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 000-56602), as filed om March 26, 2024) †

10.3

Salary Continuation Agreement for Eric J. Heagy (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 000-56602), as filed om March 26, 2024) †

10.4

Form of Peru Federal Savings Bank Amended and Restated Supplemental Life Insurance Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270452), as filed on March 10, 2023)†

10.5

Peru Federal Savings Bank Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270452), as filed on March 10, 2023)†

19	Policy Regarding Insider Trading
21	Subsidiaries of Registrant
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
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

PFS BANCORP, INC.

Date: March 28, 2025	By:	/s/ Eric J. Heagy
Eric J. Heagy
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Eric J. Heagy	President, Chief Executive	March 28, 2025
Eric J. Heagy	Officer, Chief Financial Officer, and Director (Principal Executive, Financial and Accounting Officer)

/s/ Michael J. Rooney	Chairman of the Board	March 28, 2025
Michael J. Rooney

/s/ Jonathan F. Brandt	Vice Chairman of the Board	March 28, 2025
Jonathan F. Brandt

/s/ James J. Brady, IV	Director	March 28, 2025
James J. Brady, IV

/s/ Cynthia L. Kurkowksi	Director	March 28, 2025
Cynthia L. Kurkowksi

/s/ Dale R. Tieman	Director	March 28, 2025
Dale R. Tieman