Form 10-Q
period 2025-03-31
PFS Bancorp, Inc.
filed 2025-05-07
CIK 1967656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

1,657,112 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of May 7, 2025.

PFS Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

PFS Bancorp, Inc.

Consolidated Balance Sheets

March 31, 2025 (Unaudited) and December 31, 2024

(Dollars In thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents — cash and due from bank	$18,795	$16,256
Available-for-sale debt securities (net of credit losses of $0 at March 31, 2025 and December 31, 2024, respectively, amortized cost of $72,501 and $71,289 at March 31, 2025 and December 31, 2024, respectively)	68,767	66,658
Held-to-maturity debt securities (net of allowance for credit losses of $0 as of March 31, 2025 and December 31, 2024)	7,922	8,168
Equity securities	324	325
Loans, net of allowance for credit losses of $745 and $700 at March 31, 2025 and December 31, 2024	99,576	96,274
Premises and equipment, net of accumulated depreciation of $2,845 and $2,811 at March 31, 2025 and December 31, 2024	2,082	2,101
Federal Home Loan Bank stock	347	347
Interest receivable	712	733
Cash surrender value of bank-owned life insurance	4,005	3,979
Deferred income taxes	1,597	1,857
Mortgage servicing rights	254	254
Other	625	685

Total assets	$205,006	$197,637

Liabilities and Equity Capital

Liabilities
Deposits
Demand	$19,983	$17,952
Savings, NOW and money market	74,890	73,082
Time	71,231	68,553

Total deposits	166,104	159,587
Deferred compensation	624	645
Income tax payable	251	173
Interest payable and other liabilities	615	557

Total liabilities	167,594	160,962

Stockholders' Equity
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 14,000,000 shares authorized, 1,725,000 issued, 1,660,265 and 1,679,307 outstanding at March 31, 2025 and December 31, 2024	17	17
Additional Paid in Capital	15,604	15,603
Unallocated common stock of ESOP	(1,256)	(1,270)
Treasury stock - 64,735 shares at March 31, 2025 and 45,693 shares at December 31, 2024	(669)	(463)
Deferred compensation liability	400	400
Retained earnings	25,986	25,701
Accumulated other comprehensive (loss)	(2,670)	(3,313)

Total stockholders' equity	37,412	36,675

Total liabilities and stockholders' equity	$205,006	$197,637

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Income

For the Three Months Ended March 31, 2025 (Unaudited) and 2024 (Unaudited)

(Dollars In Thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Interest and Dividend Income
Loans, including fees	$1,317	$1,073
Debt securities
Taxable	415	350
Tax-exempt	134	139
Dividends	7	7
Other	248	314

Total interest and dividend income	2,121	1,883

Interest Expense
Deposits	813	649

Net Interest Income	1,308	1,234

Provision for Credit Losses	56	26

Net Interest Income After Provision for Credit Losses	1,252	1,208

Noninterest Income
Commission income	3	12
Customer service fees	101	107
Net realized gain on loan sales	2	2
Loan servicing fees	15	17
Other	31	48

Total noninterest income	152	186

Noninterest Expense
Salaries and employee benefits	555	588
Occupancy	89	81
Depreciation	34	40
Data processing	146	139
Professional fees	88	90
Marketing	37	36
Printing and office supplies	12	14
Deposit insurance premiums	40	37
Other	34	35

Total noninterest expense	1,035	1,060

Income Before Income Taxes	369	334

Provision for Income Taxes	84	58

Net Income	$285	$276

Earnings per share-basic and diluted	$0.18	$0.17
Weighted-average shares outstanding-basic and diluted	1,583,514	1,593,900

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended March 31, 2025 (Unaudited) and 2024 (Unaudited)

(In Thousands)

	Three Months Ended	Three Months Ended
	March 31, 2025	March 31, 2024
Net Income	$285	$276

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale debt securities, net of taxes of $254 and $(129) for the three months ended March 31, 2025 and 2024, respectively.	643	(322)

Other comprehensive income (loss)	643	(322)

Comprehensive Income (Loss)	$928	$(46)

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2025 (Unaudited) and 2024 (Unaudited)

(In Thousands)

					Accumulated
			Unallocated		Other			Total
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury	Deferred Comp	Stockholders'
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock	Liability	Equity
Balance, December 31, 2023	$17	$15,605	$(1,325)	$24,796	$(3,174)	$(400)	400	$35,919

Net income	—	—	—	276	—	—	—	276
ESOP shares committed to be released (1,380 shares)		(1)	14	—	—	—	—	13
Other comprehensive loss	—	—	—	—	(322)	—	—	(322)
Balance, March 31, 2024	$17	$15,604	$(1,311)	$25,072	$(3,496)	$(400)	$400	$35,886

Balance, December 31, 2024	$17	$15,603	$(1,270)	$25,701	$(3,313)	(463)	400	$36,675

Net income	—	—	—	285	—	—	—	285
ESOP shares committed to be released (1,380 shares)	—	1	14	—	—	—	—	15
Purchased 19,042 shares of treasury stock	—	—	—	—	—	(206)	—	(206)
Other comprehensive income	—	—	—	—	643	—	—	643

Balance, March 31, 2025	$17	$15,604	$(1,256)	$25,986	$(2,670)	$(669)	$400	$37,412

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2025 (Unaudited) and 2024 (Unaudited)
(In Thousands)

	2025	2024
Operating Activities
Net income	$285	$276
Items not requiring (providing) cash
Depreciation	34	40
Provision for credit losses	56	26
Amortization of premiums and discounts on debt securities	14	62
Deferred income taxes	6	(8)
Change in fair value of equity securities	1	(23)
Net realized (gain) loss on loan sales	(2)	(2)
Earnings on cash surrender value of life insurance	(26)	(24)
ESOP compensation expense	15	13
Changes in
Interest receivable	21	13
Other assets	60	139
Interest payable and other liabilities	104	(29)
Net cash provided by operating activities	568	483

Investing Activities
Purchases of available-for-sale debt securities	(3,481)	(7,483)
Proceeds from maturities of available-for-sale debt securities	2,255	1,745
Proceeds from maturities of held-to-maturity debt securities	246	—
Net change in loans	(3,345)	(536)
Purchase of premises and equipment	(15)	(68)
Net cash (used in) provided by investing activities	(4,340)	(6,342)

Financing Activities
Net increase (decrease) in demand deposits, money market,
NOW and savings accounts	3,839	(13)
Net increase in certificates of deposit	2,678	3,833
Purchase of treasury stock	(206)	—
Net cash provided by (used in) financing activities	6,311	3,820
Increase (Decrease) in Cash and Cash Equivalents	2,539	(2,039)
Cash and Cash Equivalents, Beginning of Year	16,256	20,202
Cash and Cash Equivalents, End of Year	$18,795	$18,163
Supplemental Cash Flows Information
Interest paid	$809	$648
Income taxes paid (refunded)	$—	$155

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

PFS Bancorp, Inc, a Maryland corporation (the “Company”), is the savings and loan holding company for Peru Federal Savings Bank (“Bank”). Upon completion of the Bank’s mutual-to-stock conversion, which occurred on October 17, 2023, the Company became 100% owner of the Bank. 100% of the common stock of PFS Bancorp, Inc is held by the public. The cost of conversion and the issuing of common stock totaling $1.6 million were deferred and deducted from the sales proceeds of the offering.

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

As an “emerging growth company” the Company has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the Company’s consolidated financial statements may not be comparable to the financial statements of companies that comply with such new or revised accounting standards.

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

In the opinion of Company management, the accompanying unaudited consolidated financial statements at March 31, 2025 and for the periods ended March 31, 2025 and March 31, 2024 include all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated balance sheet at March 31, 2025 and the consolidated statements of income for the periods ended March 31, 2025 and 2024. The consolidated statement of income for the interim period ended March 31, 2025 is not necessarily indicative of the results of operations for the full year. This information should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2025 and December 31, 2024, cash equivalents consisted of due from bank accounts.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

At March 31, 2025 and December 31, 2024, the Company’s cash accounts exceeded federally insured limits by $3,760 and $4,270, respectively.

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

Accrued interest receivable on available-for-sale debt securities totaled $355 and $378 at March 31, 2025 and December 31, 2024 respectively and is excluded from the estimate of credit losses.

The Company uses the current expected credit loss (“CECL”) model to estimate the allowance for credit losses on securities held to maturity. The CECL model considers historical loss rates and other qualitative adjustments, as well as a forward-looking component that considers reasonable and supportable forecasts over the expected life of each security.

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

Accrued interest receivable on held-to-maturity debt securities totaled $28 and $31 at March 31, 2025 and December 31, 2024 respectively and is excluded from the estimate of credit losses.

Equity Securities

The Company measures equity securities at fair value with changes in fair value recognized in net income. Gains and losses on the sale of equity securities are recorded on the trade date and are determined using the specific identification method.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

The Company uses the CECL model to estimate the allowance for credit losses on loans. The CECL model considers historical loss rates and other qualitative adjustments, as well as forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the allowance for credit losses on loans estimate under the CECL model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements, performs an individual evaluation of certain collateral dependent and other credit-deteriorated loans, calculates the historical loss rates for the segmented loan pools, applies the loss rates over the calculated life of the collectively evaluated loan pools; adjusts for forecasted macro-level economic conditions and other anticipated changes in credit quality; and determines qualitative adjustments based on factors and conditions unique to the Company’s loan portfolio.

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

The Company excludes accrued interest receivable from the amortized cost basis of loans when estimating credit losses and when presenting required disclosures in the financial statements. Accrued interest on loans totaling $329 and $324 at March

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

31, 2025 and December 31, 2024, respectively, was excluded from the amortized cost basis of loans. Accrued interest is written off at the same time as when a loan is moved to non-accrual status.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

Note 3:  Debt Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of debt securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
March 31, 2025:
U.S. Government and federal agencies	$7,640	$51	(84)	$7,607
Mortgage-backed:
Government sponsored enterprises (GSEs)- residential	44,105	206	(2,836)	41,475
State and political subdivisions	20,756	24	(1,095)	19,685

	$72,501	$281	$(4,015)	$68,767

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2024:
U.S. Government and federal agencies	$8,154	$—	$(187)	$7,967
Mortgage-backed:
Government sponsored enterprises (GSEs)- residential	42,344	71	(3,557)	38,858
State and political subdivisions	20,791	50	(1,008)	19,833

	$71,289	$121	$(4,752)	$66,658

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Debt Securities:
March 31, 2025
U.S. Government and Federal agencies	$814	$—	$(123)	$691
Certificates of Deposit	7,108	97	(1)	7,204

	$7,922	$97	$(124)	$7,895

Held-to-maturity Debt Securities:
December 31, 2024
U.S. Government and Federal agencies	$815	$—	$(140)	$675
Certificates of Deposit	7,353	113	(1)	7,465

	$8,168	$113	$(141)	$8,140

The amortized cost and fair value of available-for-sale securities and held-to-maturity debt securities at March 31, 2025 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$1,416	$1,402	$3,402	$3,288
One to five years	8,642	8,460	4,520	4,607
Five to ten years	10,257	9,756	—	—
After ten years	8,081	7,674	—	—
	28,396	27,292	7,922	7,895
Mortgage-backed securities	44,105	41,475	—	—

Totals	$72,501	$68,767	$7,922	$7,895

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $13,288 at March 31, 2025 and $13,446 at December 31, 2024.

There were no sales of securities for the three months ended March 31, 2025 and 2024.

A portion of available-for-sale investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Total fair value of these investments at March 31, 2025 and December 31, 2024, was $51,185 and $58,999. The following table shows the total available-for-sale securities and aggregate depreciation by security type:

	Number of
	securities in a	Aggregate
	loss position	depreciation
March 31, 2025

U.S. Government and Federal agencies	7	(1.95)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	169	(8.85)%
State and political subdivisions	48	(5.81)%

Total Portfolio	224	(7.27)%

December 31, 2024

U.S. Government and Federal agencies	13	(2.30)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	184	(9.40)%
State and political subdivisions	46	(5.67)%

Total Portfolio	243	(7.45)%

These unrealized losses relate principally to the changes in interest rates and are not due to changes in the financial condition of the issuer, the quality of the underlying assets, or applicable credit enhancements. In analyzing whether and allowance for credit losses on debt securities is required, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no allowance for credit losses related to debt securities has been recorded at March 31, 2025 and December 31, 2024.

Management has evaluated the Company’s held-to-maturities securities unrealized losses and have concluded that no anticipated credit losses are expected and therefore no reserve for losses related to held-to-maturity securities has been included in the Company’s allowance for credit losses.

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$1,453	$(3)	$2,773	$(81)	$4,226	$(84)
State and political subdivisions	6,513	(182)	11,251	(913)	17,764	(1,095)
Mortgage backed securities-GSE residential	4,694	(90)	24,501	(2,746)	29,195	(2,836)
Total AFS securities	$12,660	$(275)	$38,525	$(3,740)	$51,185	$(4,015)

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$4,690	$(71)	$3,277	$(116)	$7,967	$(187)
State and political subdivisions	5,947	(89)	10,829	(919)	16,776	(1,008)
Mortgage backed securities-GSE residential	9,750	(217)	24,506	(3,340)	34,256	(3,557)
Total AFS securities	$20,387	$(377)	$38,612	$(4,375)	$58,999	$(4,752)

Note 4:    Equity Securities

Equity securities comprised the following as of March 31, 2025 and December 31, 2024 and are included in the consolidated balance sheet:

	March 31,	December 31,
	2025	2024
Community Development Corp. Stock	$62	$62
FHLMC Preferred Stock	262	263
Total	$324	$325

Community Development Corp. (CDC) Stock is presented on the balance sheet at fair value. The FHLMC Preferred Stock is presented on the balance sheet at fair value. The table below details changes in the carrying amount of the CDC stock and FHLMC Preferred Stock for the three months ended March 31, 2025 and year ended December 31, 2024.

	March 31,	December 31,
	2025	2024
Net gains and losses recognized during the period on equity securities	$(1)	$210
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—
Unrealized gains and losses recognized during the period on equity securities still held at the reporting date	$(1)	$210

Note 5:    Loans and Allowance for Credit Losses

Classes of loans at March 31, 2025 and December 31, 2024 include:

	March 31,	December 31,
	2025	2024
Mortgage loans on real estate:
Residential 1-4 family	$65,146	$65,721
Commercial	24,735	21,412
Construction and land development	1,448	1,637
Total mortgage loans on real estate	91,329	88,770
Commercial loans	5,099	4,656
Consumer	3,817	3,479
	100,245	96,905
Plus:
Deferred Loan Costs	76	69
Less:
Allowance for credit losses	745	700
Net loans	$99,576	$96,274

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company participates in the U.S. Department of Agriculture’s Rural Development Section 502 Guaranteed Loan Program. This program assists approved lenders in providing low- and moderate-income households the opportunity to own adequate, modest, decent, safe and sanitary dwellings as their primary residence in eligible rural areas. Eligible applicants may, purchase, build, rehabilitate, or relocate a dwelling in an eligible rural area with 100% financing. The program provides a 90% loan note guarantee to approved lenders in order to reduce the risk of extending 100% loans to eligible rural homebuyers. As of March 31, 2025 and December 31, 2024, the company held $2,542 and $2,572 respectively, of USDA Guaranteed loans in the Residential 1-4 Family portfolio of loans.

The following tables present the balance in the allowance for credit losses based on portfolio segment as of March 31, 2025 and December 31, 2024:

	For the Three Months Ended
	March 31, 2025
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$271	$339	$13	$60
Provision charged to expense	(5)	44	(2)	6
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$266	$383	$11	$66

Allowance for credit losses for unfunded loan commitments
Balance, beginning of period	$2	$7	$6	$2
Provision charged to expense	2	14	(6)	1
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$4	$21	$—	$3

	For the Three Months Ended
	March 31, 2025 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$17	$700
Provision charged to expense	2	45
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$19	$745

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$17
Provision charged to expense	—	11
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$28

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	March 31, 2024
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$247	$332	$15	$65
Provision charged to expense	9	16	(4)	10
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$256	$348	$11	$75

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$2	$10	$8	$2
Provision charged to expense	2	(3)	(6)	2
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$4	$7	$2	$4

	For the Three Months Ended
	March 31, 2024 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$16	$675
Provision charged to expense	—	31
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$16	$706

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$22
Provision charged to expense	—	(5)
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$17

The provision for credit losses is determined by the Company as the amount that is added to ACL accounts to bring the ACL to that, in management's judgement, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended March 31,
	2025	2024
Provision for credit losses:
Loans	$45	$31
Unfunded loan commitments	11	(5)
Total	$56	$26

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes were made to either during the three months ended March 31, 2025 or during the year ended December 31, 2024. The following tables represents loans, as of March 31, 2025 and December 31, 2024, by grading category and year in which the loans were originated:

	March 31, 2025
							Revolving
							Lines of
	2025	2024	2023	2022	2021	Prior	Credit	Total
Pass
Residential 1-4 Family	$866	$7,908	$7,441	$8,763	$7,439	$31,601	$772	$64,790
Commercial Real Estate	3,933	5,074	3,322	3,984	3,374	3,926	—	23,613
Construction and Land Development	—	481	802	—	—	165	—	1,448
Commercial	518	1,060	2,667	130	208	87	429	5,099
Consumer	772	1,446	854	275	318	152	—	3,817
Total Pass	$6,089	$15,969	$15,086	$13,152	$11,339	$35,931	$1,201	$98,767
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	631	—	—	—	—	631
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$—	$631	$—	$—	$—	$—	$631
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$356	$—	$356
Commercial Real Estate	—	—	—	—	—	491	—	491
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$847	$—	$847
Total	$6,089	$15,969	$15,717	$13,152	$11,339	$36,778	$1,201	$100,245

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	December 31, 2024
							Revolving
							Lines of
	2024	2023	2022	2021	2020	Prior	Credit	Total
Pass
Residential 1-4 Family	$8,124	$7,509	$8,960	$7,554	$14,686	$17,705	$835	$65,373
Commercial Real Estate	5,344	3,339	4,034	3,440	1,285	2,837	—	20,279
Construction and Land Development	625	843	—	—	46	123	—	1,637
Commercial	1,086	2,742	180	215	6	93	334	4,656
Consumer	1,659	945	322	373	172	8	—	3,479
Total Pass	$16,838	$15,378	$13,496	$11,582	$16,195	$20,766	$1,169	$95,424
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	637	—	—	—	—	—	637
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$637	$—	$—	$—	$—	$—	$637
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$348	$—	$348
Commercial Real Estate	—	—	—	—	—	496	—	496
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$844	$—	$844
Total	$16,838	$16,015	$13,496	$11,582	$16,195	$21,610	$1,169	$96,905

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	(179)	—	(179)
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	(13)	—	—	—	—	—	(13)
Consumer	—	(2)	—	—	—	—	—	(2)
	$—	$(15)	$—	$—	$—	$(179)	$—	$(194)

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2025 and December 31, 2024:

March 31, 2025				2025		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$372	$—	$156	$528	$64,618	$65,146
Commercial	249	—	—	249	24,486	24,735
Construction and land development	—	—	—	—	1,448	1,448

Total real estate loans	621	—	156	777	90,552	91,329

Commercial	—	—	—	—	5,099	5,099
Consumer	31	3	—	34	3,783	3,817

Total	$652	$3	$156	$811	$99,434	$100,245

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

December 31, 2024				2024		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$445	$219	$317	$981	$64,740	$65,721
Commercial	—	—	—	—	21,412	21,412
Construction and land development	—	—	—	—	1,637	1,637

Total real estate loans	445	219	317	981	87,789	88,770

Commercial	—	—	—	—	4,656	4,656
Consumer	46	—	—	46	3,433	3,479

Total	$491	$219	$317	$1,027	$95,878	$96,905

During the three months ended March 31, 2025, there was no accrued interest that was written off, related to loans placed in nonaccrual during the year. During the year ended December 31, 2024 accrued interest that was written off, related to loans placed in nonaccrual during the year, amounted to $5 all related to Residential Real Estate loans.

Collateral-Dependent Loans

At March 31, 2025, the Company held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operations of the collateral. The ACL for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

●	One-to-four family mortgages are primarily secured by first liens on residential real estate.
●	Commercial real estate loans are primarily secured by office and industrial buildings.
●	Commercial and industrial loans are primarily secured by accounts receivables, inventory, and equipment.
●	Home equity loans are primarily secured by second liens on residential real estate.
●	Consumer loans are primarily secured by titles on automobiles and recreational vehicles.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The following table presents information regarding collateral dependent loans as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Loan	Specific	Loan	Specific
	Balance	Allowance	Balance	Allowance
Mortgage loans on real estate:
Residential 1-4 family	356	—	$348	$—
Commercial	491	—	496	—
Construction and land development	—	—	—	—

Total real estate loans	847	—	844	—

Commercial	—	—	—	—
Consumer	—	—	—	—

Total	$847	$—	$844	$—

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
March 31, 2025
Residential - First Mortgage	356	—	356	348	—	—
Commercial real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$356	$—	$356	$348	$—	$—

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
December 31, 2024
Residential - First Mortgage	348	—	348	177	—	—
Commercial real estate	—	—	—	156	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$348	$—	$348	$333	$—	$—

There were no new loans modified due to borrowers experiencing financial difficulties during the three months ended March 31, 2025 or 2024.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	March 31,	December 31,
	2025	2024
Land	$746	$746
Buildings and improvements	3,063	3,063
Equipment	1,118	1,103
	4,927	4,912
Less accumulated depreciation	(2,845)	(2,811)
Net premises and equipment	$2,082	$2,101

Note 7: Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $21,020 and $21,650 at March 31, 2025 and December 31, 2024, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the period ended March 31, 2025 and March 31, 2024:

	March 31,	March 31,
	2025	2024
Fair value as of the beginning of period	$254	$300
Changes in fair value due to changes in valuation inputs or assumptions	—	—
Fair value at the end of period	$254	$300

The estimated fair value of mortgage servicing rights is determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions, such as discount rates and prepayment speeds based on market data from independent organizations. Information about the estimated fair value of mortgage servicing rights at March 31, 2025 and December 31, 2024 follows:

	March 31,	March 31,
	2025	2024
Range of discount rates	9.625-12.625%	9.75-12.25%
Range of prepayment speeds (1)	91-375	86-282
Weighted average default rate	1.06%	1.24%

Management did not utilize a valuation model to calculate the fair value of mortgage servicing rights at March 31, 2025 but Management determined the change in fair value was not significant to the financials as of March 31, 2025.

(1)	Prepayment speeds measured in the Public Securities Associate Standard prepayment model (PSA). PSA is the assumed monthly rate of prepayment that is annualized to the outstanding principal balance of a mortgage loan.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 8:   Time Deposits

Time deposits in denominations of $250 or more were $15,230 on March 31, 2025 and $10,748 on December 31, 2024.

At March 31, 2025, the scheduled maturities of time deposits are as follows:

2025	$52,401
2026	12,147
2027	5,641
2028	753
2029	278
Thereafter	11
$71,231

Note 9:   Borrowings

As of March 31, 2025 and December 31, 2024, the Company had no borrowed funds.

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

At March 31, 2025, the Bank’s available and unused portion of this borrowing agreement totaled approximately $48.1 million. At December 31, 2024, the Bank’s available and unused portion of this borrowing agreement totaled approximately $ 47.6 million.

At March 31, 2025, the Bank’s available and unused unsecured line of credit with Bankers’ Bank of Wisconsin and United Bankers’ Bank totaled $4.0 million and $5.0 million, respectively. At December 31, 2024, the Bank’s available and unused unsecured line of credit with Bankers’ Bank of Wisconsin and United Bankers’ Bank totaled $4.0 million and $5.0 million, respectively.

Note 10:  Income Taxes

Income tax expense was $84 and $58 for the three months ended March 31, 2025 and 2024, respectively.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under the tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of March 31, 2025 and December 31, 2024 the Company has determined that no allowance is deemed necessary. The net deferred assets were $1,597 and $1,857 as of March 31, 2025 and December 31, 2024, respectively.

The Board of Directors and management continue to assess the deferred tax assets in light of recent changes in market conditions, forecasted future projected income and available tax planning strategies. As such, there may be deferred tax impairment in subsequent periods.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois. During the three months ended March 31, 2025 and 2024, the Company recognized no interest or penalties.

Note 11:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in equity capital, are as follows:

	March 31,	December 31,
	2025	2024
Net unrealized gain (loss) on available-for-sale debt securities	$(3,734)	$(4,631)

Tax effect	1,064	1,318

Net-of-tax amount	$(2,670)	$(3,313)

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

Management believes, as of March 31, 2025 and December 31, 2024, that the Bank meets all capital adequacy requirements to which it is subject. As of March 31, 2025, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum to Be Well
					Capitalized Under
					Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025:

Leverage ratio (to average assets)	$31,960	15.7%	$8,123	4.0%	$10,154	5.0%
Common Equity Tier 1 (to risk weighted assets)	$31,960	32.2%	$4,466	4.5%	$6,451	6.5%
Tier 1 Capital ratio (to risk weighted assets)	$31,960	32.2%	$5,955	6.0%	$7,940	8.0%
Total Capital (to risk-weighted assets)	$32,733	33.0%	$7,940	8.0%	$9,925	10.0%

As of December 31, 2024:

Leverage ratio (to average assets)	$31,662	15.9%	$7,972	4.0%	$9,965	5.0%
Common Equity Tier 1 (to risk weighted assets)	$31,662	33.0%	$4,318	4.5%	$6,238	6.5%
Tier 1 Capital ratio (to risk-weighted assets)	$31,662	33.0%	$5,758	6.0%	$7,677	8.0%
Total Capital (to risk-weighted assets)	$32,379	33.7%	$7,677	8.0%	$9,596	10.0%

The net unrealized gain or loss on available-for-sale securities, net of tax is not included in computing regulatory capital.

Note 13: Related Party Transactions

At March 31, 2025 and December 31, 2024, the Company had loans outstanding to executive officers, directors, significant shareholders, and their affiliates (related parties), of $918 and $924, respectively.

Deposits from related parties held by the Company at March 31, 2025 and December 31, 2024 totaled $1,327 and $1,268, respectively.

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

A summary of loans to directors, executive officers, and their affiliates as of March 31, 2025 and December 31, 2024 is as follows:

	March 31,	December 31,
	2025	2024
Beginning balance	$924	$1,053
New Loans	20	54
Repayments	(26)	(183)

Ending balance	$918	$924

The Company’s Board-approved law firm is Duncan & Brandt, P.C, which is solely owned by the Company’s Vice Chairman Jonathan Brandt. The Company pays an annual retainer to Duncan & Brandt of $15 and $15 for the three months ended March 31, 2025 and 2024, respectively. In addition to the annual retainer, the firm received various fees for legal services rendered in the normal course of business of $4 and $3 for the three months ended March 31, 2025 and 2024.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 14: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a percentage of their compensation, up to the maximum allowable by the IRS, with the Company matching 50 percent of the employee’s contribution on the first 5 percent of the employee’s compensation. Employer contributions charged to expense for the three months ended March 31, 2025 and 2024 were $26 and $20, respectively.

The Company has deferred compensation agreements with directors. The agreements provide for the payment of benefits at termination or retirement. The plan assets are comprised of Company stock held in a Rabbi Trust and cash assets. The cash balances earn a rate of return equivalent to the Moody’s Bond Indices Corporate AAA rate as of December 31st of the prior year. The charge to expense for the agreements was $(35) and $6 for the three months ended March 31, 2025 and 2024, respectively. The liability accrued for these plans totaled $624 and $645 at March 31, 2025 and December 31, 2024, respectively.

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

Level 2

Fair Values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2025 or year ended December 31, 2024.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and December 31, 2024.

		Fair Value Measurements Using
		Quoted Prices
		in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025:
Available-for Sale debt securities:
U.S. Government and federal agencies	$7,607	$1,096	$6,511	$—
Mortgage-backed: GSE - residential	41,475	—	41,475	—
State and political Subdivision	19,685	—	19,685	—
Total Available-For-sale debt securities	$68,767	$1,096	$67,671	$—

Equity securities:
FHLMC stock	$262	$262	$—	$—
Community Development Corp. Stock	62	—	62	—
Mortgage servicing rights	254	—	254	—
Total	$69,345	$1,358	$67,987	$—

December 31, 2024:
Available-for Sale debt securities:
U.S. Government and federal agency	$7,967	$1,626	$6,341	$—
Mortgage-backed: GSE - residential	38,858	—	38,858	—
State and political subdivision	19,833	—	19,833	—
Total Available-for-sale debt securities	$66,658	$1,626	$65,032	$—

Equity securities:
FHLMC Stock	$263	$263	$—	$—
Community Development Corp. Stock	62		62
Mortgage servicing rights	254	—	254	—
Total	$67,237	$1,889	$65,348	$—

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

The carrying value and estimated fair value of financial instruments follow:

March 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$18,795	$18,795	$—	$—
Available-for-sale debt securities	68,767	1,096	67,671	—
Held-to-maturity debt securities	7,922	—	7,895	—
Equity securities	324	262	62	—
Loans	99,576	—	—	94,385
Interest receivable	712	712	—	—
Federal Home Loan Bank Stock	347	—	—	347
Cash surrender value of bank-owned life insurance	4,005	—	—	4,005
Financial liabilities:
Deposits	166,104	—	—	149,967
Interest payable	11	11	—	—

December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$16,256	$16,256	$—	$—
Available-for-sale debt securities	66,658	1,626	65,032	—
Held-to-maturity debt securities	8,168	—	8,140	—
Equity securities	325	263	62	—
Loans	96,274	—	—	90,996
Interest receivable	733	733	—	—
Federal Home Loan Bank Stock	347	—	—	347
Cash surrender value of bank-owned life insurance	3,979	—	—	3,979
Financial liabilities:
Deposits	159,587	—	—	143,604
Interest payable	7	7	—	—

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2025 and December 31, 2024.

Fair Value Measurements Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

December 31, 2024:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

During the three months ended March 31, 2025, there were no loans determined to have credit losses where a specific valuation allowance was needed. During the three months March 31, 2024, there were no loans were determined to have credit losses where a specific valuation allowance was needed.

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

At March 31, 2025, the Company had granted unused lines of credit to borrowers aggregating approximately $2,675 and $1,231 for commercial lines and open-end consumer lines, respectively. At December 31, 2024, the Company had granted unused lines of credit to borrowers aggregating approximately $2,911 and $1,251 for commercial lines and open-end consumer lines, respectively.

Note 17: Government Assistance

On October 31, 2012, the Company entered into a settlement agreement on the foreclosure of the Country Aire Subdivision in LaSalle, IL whereby the Company assumed the rights and responsibility as the developer of this subdivision. This subdivision was granted a Tax Incremental Financing (TIF) district by the City of LaSalle in 2004. The previous developer did not complete the terms of the TIF agreement, thus the Company entered into an agreement with the City of LaSalle to meet the requirements of the TIF agreement and then receive the incentives upon completion of all terms of the agreement. The City of LaSalle accepted the subdivision on October 25, 2016. Because the incentives are based on the incremental taxes generated from the sale of the lots and the building of homes the Bank continued to market and sell lots with the final contract in 2019. At December 31, 2019, the Company had met all the requirements and had all lots sold therefore a TIF receivable was recorded for the estimated value of funds to be received from the City of Lasalle over the remaining term of the TIF district. Each year end the Company evaluates the TIF receivable based on the 3rd party TIF administrator’s estimated value of homes, their incremental taxes and the developer’s share of the incremental taxes. The receivable for these funds are included in Other Assets on the Consolidated Balance Sheets and changes to the valuation are adjusted through Other Non-interest Income on the Consolidated Statements of Income. The balance of this receivable was $331 and $449 as of March 31, 2025 and December 31, 2024, respectively.

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

The annual contribution to the ESOP was made during the year ended December 31, 2024, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $15 and $13 for the three ended March 31, 2025 and March 31, 2024, respectively, and $53 for the year ended December 31, 2024.

At December 31, 2024, there were 11,040 shares allocated to participants. There were 1,380 shares committed to be released to participants and 125,580 unallocated shares as of March 31, 2025. The fair value of unallocated ESOP shares totaled $1.4 million and $1.4 million at March 31, 2025 and December 31, 2024, respectively.

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

Earnings per common share for the three months ended March 31, 2025 and 2024 is presented in the following table:

	Three Months Ended March 31,
	2025	2024

	(dollars in thousands, except per share amounts)
Net income	$285	$276
Weighted shares outstanding for basic EPS
Weighted average shares outstanding	1,725,000	1,725,000
Less: Weighted average unallocated ESOP shares	(126,272)	(131,100)
Less: Weighted average Treasury shares	(55,214)	(40,000)
Add: Weighted average shares in Rabbi Trust for Deferred Compensation Plan	40,000	40,000
Weighted average shares outstanding for basic EPS	1,583,514	1,593,900
Additional dilutive shares	—	—
Weighted average shares outstanding for dilutive EPS	1,583,514	1,593,900
Basic income per share	$0.18	$0.17
Diluted income per share	$0.18	$0.17

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying consolidated financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission.

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

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s 10-K for the year ended December 31, 2024. There have been no material changes to our significant policies described in such Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets. Total assets increased $7.4 million, or 3.8%, from $197.6 million at December 31, 2024 to $205.0 million at March 31, 2025. The increase was primarily comprised of an increase in cash and cash equivalents of $2.5 million, an increase in debt securities of $1.9 million and an increase in net loans of $3.3 million.

Cash and Due from Banks. Cash and due from banks increased by $2.5 million, or 15.3%, to $18.8 million at March 31, 2025 compared to $16.3 million at December 31, 2024. This increase was primarily due to increased deposits.

Available-for-Sale Investment Securities. Available-for-sale investment securities increased by $2.1 million, or 3.1%, to $68.8 million at March 31, 2025 from $66.7 million at December 31, 2024. The increase was a result of purchases of available-for-sale securities of $3.5 million during the three months ended March 31, 2025 which was partially offset by principal payments on mortgage-backed securities and collateralized mortgage obligation securities and by maturities. The market value adjustment on available-for-sale investment securities improved by $897,000 during the three months ended March 31, 2025 due to decreases in market interest rates.

Held-to-Maturity Investment Securities. Held-to-maturity investment securities decreased by $246,000, or 3.0%, to $7.9 million at March 31, 2025 from $8.2 million at December 31, 2024, due to maturities. There were no purchases of held-to-maturity securities during the three months ended March 31, 2025.

Loans, Net. Loans, net, increased $3.3 million or 3.4%, to $99.6 million at March 31, 2025 compared to $96.3 million at December 31, 2024. One- to four-family residential mortgage loans decreased $575,000, or 0.9%, from $65.7 million at December 31, 2024 to $65.1 million at March 31, 2025. Commercial real estate loans increased $3.3 million, or 15.4%, from $21.4 million at December 31, 2024 to $24.7 million at March 31, 2025. Construction and land development loans decreased by $189,000, or 11.5%, from $1.6 million at December 31, 2024 to $1.4 million at March 31, 2025. Commercial loans increased $443,000, or 9.5%, from $4.7 million at December 31, 2024 to $5.1 million at March 31, 2025. Consumer loans increased $338,000, or 9.7%, from $3.5 million at December 31, 2024 to $3.8 million at March 31, 2025.

During the three months ended March 31, 2025, the Company originated $6.3 million in loans consisting of $867,000 in one-to four-family residential mortgage loans, $4.1 million in commercial real estate loans, $571,000 in commercial loans and $768,000 in consumer loans.

Deposits. Deposits increased $6.5 million, or 4.1%, from $159.6 million at December 31, 2024 to $166.1 million at March 31, 2025. Non-maturity deposits increased $3.9 million, or 4.3%, from $91.0 million at December 31, 2024 to $94.9 million at March 31, 2025. Time deposits increased by $2.6 million, or 3.8% from $68.6 million at December 31, 2024 to $71.2 at March 31, 2025. The majority of the time deposit increase were into certificates of deposit with maturities of less than one year.

Total Stockholders’ Equity. Total stockholders’ equity was $37.5 million at March 31, 2025, an increase of $806,000 or 2.2%, from $36.7 million at December 31, 2024. The increase is due to net income of $285,000, a positive change in accumulated other comprehensive income of $643,000. In addition, the Company purchased $206,000 of treasury shares during the quarter.

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

	For the Three Months Ended March 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$17,363	$161	3.71%	$18,346	$216	4.72%
Available-for-sale debt securities	68,163	543	3.19	66,538	483	2.90
Held-to-maturity debt securities	8,072	93	4.60	9,005	104	4.62
Equity securities	325	3	0.87	115	2	2.18
Loans, net	98,930	1,317	5.32	90,760	1,073	4.73
Federal Home Loan Bank stock	347	4	4.73	347	5	5.54
Total interest-earning assets	193,200	2,121	4.39	185,111	1,883	4.07
Noninterest-earning assets	9,498			9,496
Total assets	$202,698			$194,607

Interest-bearing liabilities:
Regular savings deposits	$29,334	12	0.17%	$31,545	12	0.15%
NOW savings deposits	19,690	11	0.23	18,448	12	0.26
Money market deposits	26,453	109	1.65	26,924	102	1.51
Time deposits	69,688	681	3.91	61,356	523	3.41
Total interest-bearing deposits	145,165	813	2.24	138,273	649	1.88
Federal Home Loan Bank advances	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	145,165	813	2.24%	138,273	649	1.88
Noninterest-bearing demand deposits	26,095			26,121
Other noninterest-bearing liabilities	2,819			2,781
Total liabilities	174,079			167,175
Total equity capital	28,619			27,432
Total liabilities and equity capital	$202,698			$194,607
Net interest income		$1,308			$1,234
Net interest rate spread (1)			2.15%			2.19%
Net interest-earning assets (2)	$48,035			$46,838
Net interest margin (3)			2.71%			2.67%
Average interest-earning assets to interest-bearing liabilities	133.09%			133.87%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Three Months Ended March 31, 2025 vs. 2024
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(11)	$(44)	$(55)
Available-for-sale debt securities	12	48	60
Held-to-maturity debt securities	(11)	—	(11)
Equity securities	5	(4)	1
Loans, net	97	147	244
Federal Home Loan Bank stock	—	(1)	(1)
Total interest-earning assets	92	146	238

Interest-bearing liabilities:
Regular savings deposits	(1)	1	—
NOW savings deposits	—	(1)	(1)
Money market deposits	(2)	9	7
Time deposits	71	87	158
Total deposits	68	96	164
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	68	96	164

Change in net interest income	$24	$50	$74

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General. Net income for the three months ended March 31, 2025 was $285,000, an increase of $9,000, or 3.3%, compared to $276,000 for the three months ended March 31, 2024.

Interest Income. Interest income for the three months ended March 31, 2025 increased by $238,000, or 12.6%, from $1.9 million for the three months ended March 31, 2024 to $2.1 million for the three months ended March 31, 2025. This increase is a result of a $244,000, or 22.7%, increase in loan interest and fees, and a $60,000, or 12.3%, increase in interest from available-for-sale investments, partially offset by a $55,000, or 25.5%, decrease in interest on cash and cash equivalents.

The average balance of loans during the three months ended March 31, 2025, increased by $8.2 million or 9.0%, from the average balance for the three months ended March 31, 2024, while the average yield on loans increased to 5.32% for the three months ended March 31, 2025, from 4.73% for the three months ended March 31, 2024. The increase in average yield on loans was due to higher market interest rates.

The average balance of available-for-sale debt securities increased by $1.7 million, or 2.6%, to $68.2 million for the three months ended March 31, 2025, from $66.5 million for the three months ended March 31, 2024, while the average yield on available-for-sale debt securities increased to 3.19% for the three months ended March 31, 2025 from 2.90% for the three months ended March 31, 2024. This increase in yield was due to higher market interest rates.

The average balance of held-to-maturity debt securities decreased by $933,000, or 10.4%, to $8.1 million for the three months ended March 31, 2025, from $9.0 million for the three months ended March 31, 2024, while the average yield on held-to-maturity debt securities decreased to 4.60% for the three months ended March 31, 2025, from 4.62% for the three months ended March 31, 2024. This decrease in yield due to maturity of higher yielding investments during the current period.

Interest Expense. Interest expense for the three months ended March 31, 2025 increased by $164,000, or 25.3%, to $813,000 for the three months ended March 31, 2025 from $649,000 for the three months ended March 31, 2024. This increase is a result of higher market interest rates. The Company experienced some upward rate pressure in savings and NOW accounts but rates for money market and time deposits have been the most rate sensitive with upward rate adjustment pressure.

The average balance of regular savings deposits decreased by $2.2 million, or 7.0%, to $29.3 million for the three months ended March 31, 2025, from $31.5 million for the three months ended March 31, 2024, while the average rate on regular savings deposits increased to 0.17% for the three months ended March 31, 2025, from 0.15% for the three months ended March 31, 2024.

The average balance of NOW savings deposits increased by $1.3 million, or 7.1%, to $19.7 million for the three months ended March 31, 2025, from $18.4 million for the three months ended March 31, 2024, while the average rate on NOW savings deposits decreased to 0.23% for the three months ended March 31, 2025, from 0.26% for the three months ended March 31, 2024.

The average balance of money market deposits decreased by $471,000, or 1.7%, to $26.5 million for the three months ended March 31, 2025, from $26.9 million for the three months ended March 31, 2024, while the average rate on money market deposits increased to 1.65% for the three months ended March 31, 2025, from 1.51% for the three months ended March 31, 2024. This increase in rate resulted from higher market interest rates.

The average balance of time deposits increased by $8.3 million, or 13.5%, to $69.7 million for the three months ended March 31, 2025, from $61.4 million for the three months ended March 31, 2024, while the average rate on time deposits increased to 3.91% for the three months ended March 31, 2025, from 3.41% for the three months ended March 31, 2024. This increase in rate resulted from higher market interest rates.

Net Interest Income. Net interest income for the three months ended March 31, 2025 was $1.3 million, an increase of $74,000, or 6.0%, from the $1.2 million for the three months ended March 31, 2024. The increase was due to an increase in average net interest earning assets of $1.2 million, or 2.6%, to $48.0 million for the three months ended March 31, 2025, from $46.8 million for the three months ended March 31, 2024 while the net interest rate spread decreased to 2.15% for the three months ended March 31, 2025, from 2.19% for the three months ended March 31, 2024.

Provision for Credit Losses. The provision for credit losses for the three months ended March 31, 2025, was $56,000 compared to $26,000 for the three months ended March 31, 2024. The increase was due to increase in loan balances, and no specific reserves were recorded during the quarter. The allowance for credit losses was $745,000, or 0.74% of total loans, at March 31, 2025.

Noninterest Income. Noninterest income decreased $34,000, or 18.3%, to $152,000 for the three months ended March 31, 2025, compared to $186,000 for the three months ended March 31, 2024. Commission income decreased $9,000, Customer service fee income decreased $6,000, other noninterest income decreased by $17,000 and loan servicing decreased by $2,000.

Noninterest Expense. Noninterest expense decreased $25,000, or 2.4%, to $1.0 million for the three months ended March 31, 2025, from $1.1 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, salaries and benefits decreased $33,000, professional fees decreased $2,000; while deposit insurance premiums increased by $3,000 due to increased deposit balances, occupancy expenses increased $8,000 and data processing expense increased by $7,000.

Provision for Income Taxes. The provision for income taxes increased $26,000, or 44.8%, to $84,000 for the three months ended March 31, 2025, compared to $58,000 for the three months ended March 31, 2024. The increase was a primarily due to a $35,000, or 10.5% increase in income before taxes compared to March 31, 2024.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from a correspondent bank. At March 31, 2025, we had no borrowings from the Federal Home Loan Bank of Chicago but had the capacity to borrow $48.1 million. At March 31, 2025, we had no borrowings from correspondent banks but had the capacity to borrow $9.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the three months ended March 31, 2025, cash flows from operations, investing, and financial activities resulted in a net increase in cash and cash equivalents of $2.5 million. Net cash provided from operating activities amounted to $568,000, primarily due to net income of $285,000, $14,000 from net amortization of premiums and discount from available-for-sale debt securities, $60,000 from the decrease in other assets and income tax receivable, and $104,000 from the increase in interest payable and other liabilities, partially offset by earnings of $26,000 on cash surrender value of life insurance. Net cash provided by financing activities amounted to $6.3 million, primarily due a net increase in certificates of deposit of $2.7 million and an increase in demand deposits, money markets, NOW and savings accounts of $3.8 million partially offset by $206,000 of treasury stock purchased. Net cash used in investing activities amounted to $4.3 million, primarily due to purchases of available-for-sale investments of $3.5 million, an increase in loans of $3.3 million, partially offset with proceeds from maturities of available-for-sale investment securities of $2.3 million and maturities of held-to-maturity debt securities of $246,000.

We believe we maintain a strong liquidity position and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

PFS Bancorp, Inc. is a separate legal entity from Peru Federal Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At March 31, 2025, the Company (on an unconsolidated basis) had liquid assets of $6.8 million.

At March 31, 2025, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 12 to the notes to consolidated financial statements appearing elsewhere in this report.

Off-Balance Sheet Arrangements

At March 31, 2025, we had $6.0 million of outstanding commitments to originate loans, $452,000 of which represents the balance of remaining funds to be disbursed on construction loans in process, $3.0 million in unused commercial line of credit commitments, $1.2 million of unfunded home equity loans, $50,000 of unfunded consumer line of credit, $981,000 of commitments to fund new commercial real estate loans, and $338,000 of commitments to fund new closed-end residential real estate loans. At March 31, 2025, certificates of deposit that are scheduled to mature on or before March 31, 2026 totaled $59.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.

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

The following table sets forth, as of March 31, 2025 the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At March 31, 2025
		Estimated Increase (Decrease) in		EVE as a Percentage of Present
		EVE		Value of Assets (3)
					Increase
Change in Interest	Estimated				(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)

	(Dollars in thousands)
300	32,759	(12,831)	(28.14)	18.46	(433.00)
200	37,350	(8,240)	(18.07)	20.19	(260.00)
100	41,715	(3,875)	(8.50)	21.69	(110.00)
Level	45,590	—	—	22.79	—
(100)	46,491	901	1.98	22.63	(16.00)
(200)	47,042	1,452	3.18	22.28	(51.00)
(300)	45,840	250	0.55	21.23	(156.00)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Change in Net Interest Income. The following table sets forth, at March 31, 2025, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At March 31, 2025
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
	(Dollars in thousands)
300	$5,760	(1.72)%
200	5,789	(1.23)%
100	5,825	(0.61)%
Level	5,861	—%
(100)	5,818	(0.73)%
(200)	5,851	(0.17)%
(300)	5,753	(1.84)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurement. Modeling changes in EVE and NII require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. For instance, the EVE and NII tables presented above assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. However, the shape of the yield curve changes constantly and the value and pricing of our assets and liabilities, including our deposits, may not closely correlate with changes in market interest rates. Accordingly, although the EVE and NII tables may provide an indication of our interest rate risk exposure at a particular point in time and in the context of a particular yield curve, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and NII will differ from actual results.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC regulations S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of PFS Bancorp, Inc. (1)

3.2	Bylaws of PFS Bancorp, Inc. (2)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

Date: May 7, 2025
Eric J. Heagy
President, Chief Executive Officer
and Chief Financial Officer