Form 10-Q
period 2025-06-30
PFS Bancorp, Inc.
filed 2025-08-08
CIK 1967656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

1,648,910 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of August 8, 2025.

PFS Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

PFS Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2025 (Unaudited) and December 31, 2024

(Dollars In thousands, except per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents — cash and due from bank	$14,489	$16,256
Available-for-sale debt securities (net of credit losses of $0 at June 30, 2025 and December 31, 2024, respectively, amortized cost of $74,375 and $71,289 at June 30, 2025 and December 31, 2024, respectively)	71,123	66,658
Held-to-maturity debt securities (net of allowance for credit losses of $0 as of June 30, 2025 and December 31, 2024)	6,892	8,168
Equity securities	351	325
Loans, net of allowance for credit losses of $813 and $700 at June 30, 2025 and December 31, 2024	105,532	96,274
Premises and equipment, net of accumulated depreciation of $2,878 and $2,811 at June 30, 2025 and December 31, 2024	2,049	2,101
Federal Home Loan Bank stock	354	347
Interest receivable	778	733
Cash surrender value of bank-owned life insurance	4,031	3,979
Deferred income taxes	1,406	1,857
Mortgage servicing rights	254	254
Other	647	685

Total assets	$207,906	$197,637

Liabilities and Equity Capital

Liabilities
Deposits
Demand	$12,395	$17,952
Savings, NOW and money market	83,300	73,082
Time	73,042	68,553

Total deposits	168,737	159,587
Deferred compensation	646	645
Income tax payable	176	173
Interest payable and other liabilities	581	557

Total liabilities	170,140	160,962

Stockholders' Equity
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 14,000,000 shares authorized, 1,725,000 issued, 1,617,032 and 1,679,307 outstanding at June 30, 2025 and December 31, 2024	17	17
Additional Paid in Capital	15,605	15,603
Unallocated common stock of ESOP	(1,244)	(1,270)
Treasury stock - 107,968 shares at June 30, 2025 and 45,693 shares at December 31, 2024	(1,111)	(463)
Deferred compensation liability	400	400
Retained earnings	26,424	25,701
Accumulated other comprehensive (loss)	(2,325)	(3,313)

Total stockholders' equity	37,766	36,675

Total liabilities and stockholders' equity	$207,906	$197,637

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Income

For the Three and Six months Ended June 30, 2025 (Unaudited) and 2024 (Unaudited)

(Dollars In Thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest and Dividend Income
Loans, including fees	$1,417	$1,132	$2,733	$2,205
Debt securities
Taxable	449	397	864	747
Tax-exempt	134	138	269	277
Dividends	4	5	11	12
Other	254	324	502	638

Total interest and dividend income	2,258	1,996	4,379	3,879

Interest Expense
Deposits	813	748	1,626	1,397

Net Interest Income	1,445	1,248	2,753	2,482

Provision for Credit Losses	57	7	113	33

Net Interest Income After Provision for Credit Losses	1,388	1,241	2,640	2,449

Noninterest Income
Commission income	7	3	10	15
Customer service fees	116	107	217	214
Net realized gain on loan sales	2	2	3	4
Loan servicing fees	15	16	30	33
Other	59	54	90	102

Total noninterest income	199	182	350	368

Noninterest Expense
Salaries and employee benefits	562	528	1,118	1,117
Occupancy	73	60	162	140
Depreciation	33	41	67	81
Data processing	106	179	252	318
Professional fees	111	116	198	206
Marketing	47	47	83	83
Printing and office supplies	29	17	41	31
Deposit insurance premiums	40	38	80	75
Other	34	37	69	72

Total noninterest expense	1,035	1,063	2,070	2,123

Income Before Income Taxes	552	360	920	694

Provision for Income Taxes	114	86	197	144

Net Income	$438	$274	$723	$550

Earnings per share-basic and diluted	$0.28	$0.17	$0.46	$0.35
Weighted-average shares outstanding-basic and diluted	1,553,758	1,594,592	1,566,621	1,593,904

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six months Ended June 30, 2025 (Unaudited) and 2024 (Unaudited)

(In Thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Income	$438	$274	$723	$550

Other Comprehensive Income (Loss)
Unrealized gains (losses) on available-for-sale debt securities, net of taxes of $137 and $81 for the three months ended June 30, 2025 and 2024, respectively, and $391 and $(47) for the six months ended June 30, 2025 and 2024, respectively.	345	204	988	(118)

Other comprehensive income (loss)	345	204	988	(118)

Comprehensive Income	$783	$478	$1,711	$432

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Six months Ended June 30, 2025 (Unaudited) and 2024 (Unaudited)

(In Thousands)

					Accumulated
			Unallocated		Other			Total
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury	Deferred Comp	Stockholders'
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock	Liability	Equity
Balance, March 31, 2024	$17	$15,604	$(1,311)	$25,072	$(3,496)	$(400)	400	$35,886

Net income	—	—	—	274	—	—	—	274
ESOP shares committed to be released (1,380 shares)		(1)	13	—	—	—	—	12
Other comprehensive income	—	—	—	—	204	—	—	204
Balance, June 30, 2024	$17	$15,603	$(1,298)	$25,346	$(3,292)	$(400)	$400	$36,376

Balance, March 31, 2025	$17	$15,604	$(1,256)	$25,986	$(2,670)	(669)	400	$37,412

Net income	—	—	—	438	—	—	—	438
ESOP shares committed to be released (1,380 shares)	—	1	12	—	—	—	—	13
Purchased 43,233 shares of treasury stock	—	—	—	—	—	(442)	—	(442)
Other comprehensive income	—	—	—	—	345	—	—	345

Balance, June 30, 2025	$17	$15,605	$(1,244)	$26,424	$(2,325)	$(1,111)	$400	$37,766

					Accumulated
			Unallocated		Other					Total
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury		Deferred Comp		Stockholders'
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock		Liability		Equity
Balance, December 31, 2023	$17	$15,605	$(1,325)	$24,796	$(3,174)	$(400)			$400	$35,919

Net income	—	—	—	550	—	—			—	550
ESOP shares committed to be released (2,760 shares)		(2)	27	—	—	—	—	—	—	25
Other comprehensive loss	—	—	—	—	(118)	—			—	(118)
Balance, June 30, 2024	$17	$15,603	$(1,298)	$25,346	$(3,292)	$(400)			$400	$36,376

Balance, December 31, 2024	$17	$15,603	$(1,270)	$25,701	$(3,313)	$(463)			$400	$36,675

Net income	—	—	—	723	—	—			—	723
ESOP shares committed to be released (2,760 shares)	—	2	26	—	—	—			—	28
Purchased 62,275 shares of treasury stock	—	—	—	—	—	(648)			—	(648)
Other comprehensive income	—	—	—	—	988	—			—	988

Balance, June 30, 2025	$17	$15,605	$(1,244)	$26,424	$(2,325)	$(1,111)			$400	$37,766

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Cash Flows
Six months Ended June 30, 2025 (Unaudited) and 2024 (Unaudited)
(In Thousands)

	2025	2024
Operating Activities
Net income	$723	$550
Items not requiring (providing) cash:
Depreciation	67	81
Provision for credit losses	113	33
Amortization of premiums and discounts on debt securities	18	109
Deferred income taxes	60	23
Change in fair value of equity securities	(26)	(55)
Net realized (gain) loss on loan sales	(3)	(4)
Loss on disposal of premises and equipment	—	4
Earnings on cash surrender value of life insurance	(52)	(49)
ESOP compensation expense	28	25
Changes in:
Interest receivable	(45)	(30)
Other assets	38	130
Interest payable and other liabilities	28	190
Net cash provided by operating activities	949	1,007

Investing Activities
Purchases of available-for-sale debt securities	(7,089)	(10,302)
Proceeds from maturities of available-for-sale debt securities	3,989	3,424
Proceeds from maturities of held-to-maturity debt securities	1,272	270
Net change in loans	(9,368)	(637)
Purchase of premises and equipment	(15)	(150)
Purchase of FHLB Stock	(7)	—
Net cash used in investing activities	(11,218)	(7,395)

Financing Activities
Net increase (decrease) in demand deposits, money market,
NOW and savings accounts	4,661	(258)
Net increase in certificates of deposit	4,489	4,663
Purchase of treasury stock	(648)	—
Net cash provided by financing activities	8,502	4,405
Increase (Decrease) in Cash and Cash Equivalents	(1,767)	(1,983)
Cash and Cash Equivalents, Beginning of Year	16,256	20,202
Cash and Cash Equivalents, End of Year	$14,489	$18,219
Supplemental Cash Flows Information
Interest paid	$1,632	$1,396
Income taxes paid	$213	$262

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

In the opinion of Company management, the accompanying unaudited consolidated financial statements at June 30, 2025 and for the periods ended June 30, 2025 and June 30, 2024 include all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated balance sheet at June 30, 2025 and the consolidated statements of income for the interim periods ended June 30, 2025 and 2024. The consolidated statement of income for the interim period ended June 30, 2025 is not necessarily indicative of the results of operations for the full year. This information should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2025 and December 31, 2024, cash equivalents consisted of due from bank accounts.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

At June 30, 2025 and December 31, 2024, the Company’s cash accounts exceeded federally insured limits by $2,880 and $4,270, respectively.

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

Accrued interest receivable on available-for-sale debt securities totaled $376 and $378 at June 30, 2025 and December 31, 2024 respectively and is excluded from the estimate of credit losses.

The Company uses the current expected credit loss (“CECL”) model to estimate the allowance for credit losses on securities held to maturity. The CECL model considers historical loss rates and other qualitative adjustments, as well as a forward-looking component that considers reasonable and supportable forecasts over the expected life of each security.

Management believes the Company will collect all amounts owed on securities held to maturity issued by the U.S. government or a U.S. government-sponsored agency since these securities are either explicitly or implicitly guaranteed by the U.S. government, and have a long history of no credit losses. Management evaluates all other securities held to maturity using a probability of default method. The probability of default method estimates the probability a security with a certain credit rating will default during its remaining contractual term (probability of default) and how much loss is expected to be incurred if a security defaults (loss give default rate). The Company obtains information from third parties (e.g., Moody’s) to estimate the probability of default for each credit rating based on the remaining term of the security and the loss given default rate.

Accrued interest receivable on held-to-maturity debt securities totaled $26 and $31 at June 30, 2025 and December 31, 2024 respectively and is excluded from the estimate of credit losses.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Equity Securities

The Company measures equity securities at fair value with changes in fair value recognized in net income. Gains and losses on the sale of equity securities are recorded on the trade date and are determined using the specific identification method.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded on the consolidated statements of income.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company excludes accrued interest receivable from the amortized cost basis of loans when estimating credit losses and when presenting required disclosures in the consolidated financial statements. Accrued interest on loans totaling $376 and $324 at June 30, 2025 and December 31, 2024, respectively, was excluded from the amortized cost basis of loans. Accrued interest is written off at the same time as when a loan is moved to non-accrual status.

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

A description of the Company’s revenue streams accounted for under Topic 606 is as follows:

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

Rate Lock Commitments

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitment). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Rate lock commitments are recorded only to the extent of fees received since recording the estimated fair value of these commitments would not have a significant impact on the consolidated financial statements.

Off-Balance-Sheet Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments, including commitments to extend credit, unfunded commitments under lines of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable.

Legal Contingencies

Various legal claims arise from time to time in the normal course of business. In the opinion of management, any liability resulting from such proceedings would not have a material impact on the consolidated financial statements of the Company.

Advertising

Advertising costs are expensed as incurred.

Stock-based Compensation

Stock-based payments to employees, including grants of restricted stock or stock options, are valued at fair value of the award on the date of grant and expensed on a straight-line basis as compenstion expense over the applicable vesting period. A Black-Scholes model is utilized to estimate the fair value of stock options and the quoted market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards.

Earnings per Common Share

Basic earnings per common share are calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of outstanding common stock awards unless the impact is anti-dilutive, by application of the treasury stock method.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 3:  Debt Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of debt securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
June 30, 2025:
U.S. Government and federal agencies	$7,672	$77	(64)	$7,685
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	45,978	284	(2,506)	43,756
State and political subdivisions	20,725	18	(1,061)	19,682

	$74,375	$379	$(3,631)	$71,123

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2024:
U.S. Government and federal agencies	$8,154	$—	$(187)	$7,967
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	42,344	71	(3,557)	38,858
State and political subdivisions	20,791	50	(1,008)	19,833

	$71,289	$121	$(4,752)	$66,658

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Debt Securities:
June 30, 2025
U.S. Government and Federal agencies	$765	$—	$(117)	$648
Certificates of Deposit	6,127	70	—	6,197

	$6,892	$70	$(117)	$6,845

Held-to-maturity Debt Securities:
December 31, 2024
U.S. Government and Federal agencies	$815	$—	$(140)	$675
Certificates of Deposit	7,353	113	(1)	7,465

	$8,168	$113	$(141)	$8,140

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The amortized cost and fair value of available-for-sale securities and held-to-maturity debt securities at June 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$1,837	$1,830	$2,583	$2,592
One to five years	8,496	8,356	3,544	3,605
Five to ten years	11,802	11,322	—	—
After ten years	6,262	5,859	—	—
	28,397	27,367	6,127	6,197
Mortgage-backed securities	45,978	43,756	765	648

Totals	$74,375	$71,123	$6,892	$6,845

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $13,293 at June 30, 2025 and $13,446 at December 31, 2024.

There were no sales of securities for the three and six months ended June 30, 2025 and 2024.

A portion of available-for-sale investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$—	$—	$2,798	$(64)	$2,798	$(64)
State and political subdivisions	5,144	(183)	12,293	(878)	17,437	(1,061)
Mortgage backed securities-GSE residential	4,879	(72)	23,535	(2,434)	28,414	(2,506)
Total AFS securities	$10,023	$(255)	$38,626	$(3,376)	$48,649	$(3,631)

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$4,690	$(71)	$3,277	$(116)	$7,967	$(187)
State and political subdivisions	5,947	(89)	10,829	(919)	16,776	(1,008)
Mortgage backed securities - GSE residential	9,750	(217)	24,506	(3,340)	34,256	(3,557)
Total AFS securities	$20,387	$(377)	$38,612	$(4,375)	$58,999	$(4,752)

Total fair value of these investments at June 30, 2025 and December 31, 2024, was $48,649 and $58,999. The following table shows the total available-for-sale securities and aggregate depreciation by security type:

	Number of
	securities in a	Aggregate
	loss position	depreciation
June 30, 2025

U.S. Government and Federal agencies	5	(2.24)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	170	(8.11)%
State and political subdivisions	47	(5.73)%

Total Portfolio	222	(6.95)%

December 31, 2024

U.S. Government and Federal agencies	13	(2.30)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	184	(9.40)%
State and political subdivisions	46	(5.67)%

Total Portfolio	243	(7.45)%

These unrealized losses relate principally to the changes in market interest rates and are not due to changes in the financial condition of the issuer, the quality of the underlying assets, or applicable credit enhancements. In analyzing whether and allowance for credit losses on debt securities is required, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no allowance for credit losses related to debt securities has been recorded at June 30, 2025 and December 31, 2024.

Management has evaluated the Company’s held-to-maturities securities unrealized losses and have concluded that no anticipated credit losses are expected and therefore no reserve for losses related to held-to-maturity securities has been included in the Company’s allowance for credit losses.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 4:    Equity Securities

Equity securities comprised the following as of June 30, 2025 and December 31, 2024 and are included in the consolidated balance sheets:

	June 30,	December 31,
	2025	2024
Community Development Corp. Stock	$62	$62
FHLMC Preferred Stock	289	263
Total	$351	$325

Community Development Corp. (CDC) Stock is presented on the balance sheets at fair value. The FHLMC Preferred Stock is presented on the balance sheet at fair value. The table below details changes in the carrying amount of the CDC stock and FHLMC Preferred Stock for the six months ended June 30, 2025 and year ended December 31, 2024.

	June 30,	December 31,
	2025	2024
Net gains and losses recognized during the period on equity securities	$26	$210
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—
Unrealized gains and losses recognized during the period on equity securities still held at the reporting date	$26	$210

Note 5:    Loans and Allowance for Credit Losses

Classes of loans at June 30, 2025 and December 31, 2024 include:

	June 30,	December 31,
	2025	2024
Mortgage loans on real estate:
Residential 1-4 family	$66,000	$65,721
Commercial	28,587	21,412
Construction and land development	1,358	1,637
Total mortgage loans on real estate	95,945	88,770
Commercial loans	6,145	4,656
Consumer	4,156	3,479
	106,246	96,905
Plus:
Deferred Loan Costs	99	69
Less:
Allowance for credit losses	813	700
Net loans	$105,532	$96,274

The Company participates in the U.S. Department of Agriculture’s Rural Development Section 502 Guaranteed Loan Program. This program assists approved lenders in providing low- and moderate-income households the opportunity to own adequate, modest, decent, safe and sanitary dwellings as their primary residence in eligible rural areas. Eligible applicants may, purchase, build, rehabilitate, or relocate a dwelling in an eligible rural area with 100% financing. The program provides a 90% loan note guarantee to approved lenders in order to reduce the risk of extending 100% loans to eligible rural homebuyers. As of June 30, 2025 and December 31, 2024, the company held $2,497 and $2,572 respectively, of USDA Guaranteed loans in the Residential 1-4 Family portfolio of loans.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The following tables present the balance in the allowance for credit losses based on portfolio segment for the periods presented:

	For the Three Months Ended
	June 30, 2025
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$266	$383	$11	$66
Provision charged to expense	2	43	(1)	22
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$268	$426	$10	$88

Allowance for credit losses for unfunded loan commitments
Balance, beginning of period	$4	$21	$—	$3
Provision charged to expense	(1)	(16)	6	—
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$3	$5	$6	$3

	For the Three Months Ended
	June 30, 2025 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$19	$745
Provision charged to expense	2	68
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$21	$813

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$28
Provision charged to expense	—	(11)
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$17

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	June 30, 2024
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$256	$348	$11	$75
Provision charged to expense	2	(1)	(3)	(2)
Losses charged off	—	—	—	(11)
Recoveries	—	—	—	—
Balance, end of year	$258	$347	$8	$62

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$4	$7	$2	$4
Provision charged to expense	—	1	9	(1)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$4	$8	$11	$3

	For the Three Months Ended
	June 30, 2024 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$16	$706
Provision charged to expense	2	(2)
Losses charged off	—	(11)
Recoveries	—	—
Balance, end of year	$18	$693

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$17
Provision charged to expense	—	9
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$26

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30, 2025
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of year	$271	$339	$13	$60
Provision charged to expense	(3)	87	(3)	28
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$268	$426	$10	$88

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$2	$7	$6	$2
Provision charged to expense	1	(2)	—	1
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$3	$5	$6	$3

	Six Months Ended
	June 30, 2025 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$17	$700
Provision charged to expense	4	113
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$21	$813

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$17
Provision charged to expense	—	—
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$17

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

Allowance for credit losses:
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

The provision for credit losses is determined by the Company as the amount that is added to ACL accounts to bring the ACL to that, in management's judgement, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Provision for credit losses:
Loans	$68	$(2)	$113	$29
Unfunded loan commitments	(11)	9	-	4
Total	$57	$7	$113	$33

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes were made to either during the six months ended June 30, 2025 or during the year ended December 31, 2024. The following tables represents loans, as of June 30, 2025 and December 31, 2024, by grading category and year in which the loans were originated:

	June 30, 2025
							Revolving
							Lines of
	2025	2024	2023	2022	2021	Prior	Credit	Total
Pass
Residential 1-4 Family	$2,881	$8,068	$7,188	$8,661	$7,277	$30,887	$818	$65,780
Commercial Real Estate	8,387	5,101	3,121	3,925	3,139	3,801	—	27,474
Construction and Land Development	169	231	798	—	—	160	—	1,358
Commercial	1,665	1,031	2,602	108	98	72	569	6,145
Consumer	1,523	1,243	727	224	297	142	—	4,156
Total Pass	$14,625	$15,674	$14,436	$12,918	$10,811	$35,062	$1,387	$104,913
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	626	—	—	—	—	626
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$—	$626	$—	$—	$—	$—	$626
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$220	$—	$220
Commercial Real Estate	—	—	—	—	—	487	—	487
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$707	$—	$707
Total	$14,625	$15,674	$15,062	$12,918	$10,811	$35,769	$1,387	$106,246

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	December 31, 2024
							Revolving
							Lines of
	2024	2023	2022	2021	2020	Prior	Credit	Total
Pass
Residential 1-4 Family	$8,124	$7,509	$8,960	$7,554	$14,686	$17,705	$835	$65,373
Commercial Real Estate	5,344	3,339	4,034	3,440	1,285	2,837	—	20,279
Construction and Land Development	625	843	—	—	46	123	—	1,637
Commercial	1,086	2,742	180	215	6	93	334	4,656
Consumer	1,659	945	322	373	172	8	—	3,479
Total Pass	$16,838	$15,378	$13,496	$11,582	$16,195	$20,766	$1,169	$95,424
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	637	—	—	—	—	—	637
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$637	$—	$—	$—	$—	$—	$637
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$348	$—	$348
Commercial Real Estate	—	—	—	—	—	496	—	496
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$844	$—	$844
Total	$16,838	$16,015	$13,496	$11,582	$16,195	$21,610	$1,169	$96,905

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	(179)	—	(179)
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	(13)	—	—	—	—	—	(13)
Consumer	—	(2)	—	—	—	—	—	(2)
	$—	$(15)	$—	$—	$—	$(179)	$—	$(194)

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2025 and December 31, 2024:

June 30, 2025				2025		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$639	$171	$31	$841	$65,159	$66,000
Commercial	247	—	—	247	28,340	28,587
Construction and land development	—	—	—	—	1,358	1,358

Total real estate loans	886	171	31	1,088	94,857	95,945

Commercial	—	—	—	—	6,145	6,145
Consumer	38	16	—	54	4,102	4,156

Total	$924	$187	$31	$1,142	$105,104	$106,246

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

December 31, 2024				2024		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$445	$219	$317	$981	$64,740	$65,721
Commercial	—	—	—	—	21,412	21,412
Construction and land development	—	—	—	—	1,637	1,637

Total real estate loans	445	219	317	981	87,789	88,770

Commercial	—	—	—	—	4,656	4,656
Consumer	46	—	—	46	3,433	3,479

Total	$491	$219	$317	$1,027	$95,878	$96,905

During the six months ended June 30, 2025, there was no accrued interest that was written off, related to loans placed in nonaccrual status during the year. During the year ended December 31, 2024 accrued interest that was written off, related to loans placed in nonaccrual status during the year, amounted to $5, all related to Residential Real Estate loans.

Collateral-Dependent Loans

At June 30, 2025, the Company held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operations of the collateral. The ACL for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

●	One-to-four family mortgages are primarily secured by first liens on residential real estate.
●	Commercial real estate loans are primarily secured by office and industrial buildings.
●	Commercial and industrial loans are primarily secured by accounts receivables, inventory, and equipment.
●	Home equity loans are primarily secured by second liens on residential real estate.
●	Consumer loans are primarily secured by titles on automobiles and recreational vehicles.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The following table presents information regarding collateral dependent loans as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Loan	Specific	Loan	Specific
	Balance	Allowance	Balance	Allowance
Mortgage loans on real estate:
Residential 1-4 family	220	—	$348	$—
Commercial	487	—	496	—
Construction and land development	—	—	—	—

Total real estate loans	707	—	844	—

Commercial	—	—	—	—
Consumer	—	—	—	—

Total	$707	$—	$844	$—

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
June 30, 2025
Residential - First Mortgage	220	—	220	348	—	—
Commercial real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$220	$—	$220	$348	$—	$—

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
December 31, 2024
Residential - First Mortgage	348	—	348	177	—	—
Commercial real estate	—	—	—	156	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$348	$—	$348	$333	$—	$—

There were no new loans modified due to borrowers experiencing financial difficulties during the six months ended June 30, 2025 or 2024.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	June 30,	December 31,
	2025	2024
Land	$746	$746
Buildings and improvements	3,063	3,063
Equipment	1,118	1,103
	4,927	4,912
Less accumulated depreciation	(2,878)	(2,811)
Net premises and equipment	$2,049	$2,101

Note 7: Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $20,469 and $21,650 at June 30, 2025 and December 31, 2024, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the three and six months ended June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Fair value as of the beginning of period	$254	$300
Changes in fair value due to changes in valuation inputs or assumptions	—	(46)
Fair value at the end of period	$254	$254

The estimated fair value of mortgage servicing rights is determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions, such as discount rates and prepayment speeds based on market data from independent organizations. Information about the estimated fair value of mortgage servicing rights at June 30, 2025 and December 31, 2024 follows:

	June 30,	December 31,
	2025	2024
Range of discount rates	9.625-12.625%	9.625-12.625%
Range of prepayment speeds (1)	91-375	91-375
Weighted average default rate	1.06%	1.06%

Management did not utilize a valuation model to calculate the fair value of mortgage servicing rights at June 30, 2025 but Management determined the change in fair value was not significant to the consolidated financial statements as of June 30, 2025.

(1)	Prepayment speeds measured in the Public Securities Associate Standard prepayment model (PSA). PSA is the assumed monthly rate of prepayment that is annualized to the outstanding principal balance of a mortgage loan.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 8:   Time Deposits

Time deposits in denominations of $250 or more were $15,230 on June 30, 2025 and $10,748 on December 31, 2024.

At June 30, 2025, the scheduled maturities of time deposits are as follows:

2025	$39,223
2026	24,330
2027	7,776
2028	1,200
2029	265
Thereafter	248
$73,042

Note 9:   Borrowings

As of June 30, 2025 and December 31, 2024, the Company had no borrowed funds.

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

At June 30, 2025, the Bank’s available and unused portion of this borrowing agreement totaled approximately $47.6 million. At December 31, 2024, the Bank’s available and unused portion of this borrowing agreement totaled approximately $ 47.6 million.

At June 30, 2025, the Bank’s available and unused unsecured line of credit with Bankers’ Bank of Wisconsin and United Bankers’ Bank totaled $4.0 million and $5.0 million, respectively. At December 31, 2024, the Bank’s available and unused unsecured line of credit with Bankers’ Bank of Wisconsin and United Bankers’ Bank totaled $4.0 million and $5.0 million, respectively.

Note 10:  Income Taxes

Income tax expense was $114 and $86 for the three months ended June 30, 2025 and 2024, respectively, and was $197 and $144 for the six months ended June 30, 2025 and 2024, respectively.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under the tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of June 30, 2025 and December 31, 2024 the Company has determined that no allowance is deemed necessary. The net deferred assets were $1,406 and $1,857 as of June 30, 2025 and December 31, 2024, respectively.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company’s Board of Directors and management continue to assess the deferred tax assets in light of recent changes in market conditions, forecasted future projected income and available tax planning strategies. As such, there may be deferred tax impairment in subsequent periods.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois. During the three and six months ended June 30, 2025 and 2024, the Company recognized no interest or penalties.

Note 11:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in equity capital, are as follows:

	June 30,	December 31,
	2025	2024
Net unrealized gain (loss) on available-for-sale debt securities	$(3,252)	$(4,631)

Tax effect	927	1,318

Net-of-tax amount	$(2,325)	$(3,313)

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

Management believes, as of June 30, 2025 and December 31, 2024, that the Bank meets all capital adequacy requirements to which it is subject. As of June 30, 2025, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum to Be Well
					Capitalized Under
					Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025:

Leverage ratio (to average assets)	$32,426	15.6%	$8,324	4.0%	$10,406	5.0%
Common Equity Tier 1 (to risk weighted assets)	$32,426	31.2%	$4,680	4.5%	$6,760	6.5%
Tier 1 Capital ratio (to risk weighted assets)	$32,426	31.2%	$6,240	6.0%	$8,320	8.0%
Total Capital (to risk-weighted assets)	$33,256	32.0%	$8,320	8.0%	$10,401	10.0%

As of December 31, 2024:

Leverage ratio (to average assets)	$31,662	15.9%	$7,972	4.0%	$9,965	5.0%
Common Equity Tier 1 (to risk weighted assets)	$31,662	33.0%	$4,318	4.5%	$6,238	6.5%
Tier 1 Capital ratio (to risk-weighted assets)	$31,662	33.0%	$5,758	6.0%	$7,677	8.0%
Total Capital (to risk-weighted assets)	$32,379	33.7%	$7,677	8.0%	$9,596	10.0%

The net unrealized gain or loss on available-for-sale securities, net of tax is not included in computing regulatory capital.

Note 13: Related Party Transactions

At June 30, 2025 and December 31, 2024, the Company had loans outstanding to executive officers, directors, significant shareholders, and their affiliates (related parties), of $882 and $924, respectively.

Deposits from related parties held by the Company at June 30, 2025 and December 31, 2024 totaled $1,121 and $1,268, respectively.

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

A summary of loans to directors, executive officers, and their affiliates as of June 30, 2025 and December 31, 2024 is as follows:

	June 30,	December 31,
	2025	2024
Beginning balance	$924	$1,053
New Loans	—	54
Repayments	(42)	(183)

Ending balance	$882	$924

The Company’s Board-approved law firm is Duncan & Brandt, P.C, which is solely owned by the Company’s Vice Chairman Jonathan Brandt. The Company pays an annual retainer to Duncan & Brandt of $15 and $15 for the three months ended June 30, 2025 and 2024, and $30 and $30 for the six months ended June 30,2025 and 2024, respectively. In addition to the annual retainer, the firm received various fees for legal services rendered in the normal course of business of $5 and $3

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

for the three months ended June 30, 2025 and 2024 and $9 and $6 for the six months ended June 30, 2025 and 2024, respectively.

Note 14: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a percentage of their compensation, up to the maximum allowable by the IRS, with the Company matching 50 percent of the employee’s contribution on the first 5 percent of the employee’s compensation. Employer contributions charged to expense for the three months ended June 30, 2025 and 2024 were $19 and $19, respectively and $45 and $39 for the six months ended June 30, 2025 and 2024, respectively.

The Company has deferred compensation agreements with directors. The agreements provide for the payment of benefits at termination or retirement. The plan assets are comprised of Company stock held in a Rabbi Trust and cash assets. The cash balances earn a rate of return equivalent to the Moody’s Bond Indices Corporate AAA rate as of December 31st of the prior year. The charge to expense for the agreements was $8 and $(19) for the three months ended June 30, 2025 and 2024, respectively and $(27) and $(13) for the six months ended June 30, 2025 and 2024, respectively . The liability accrued for these plans totaled $646 and $645 at June 30, 2025 and December 31, 2024, respectively.

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the six months ended June 30, 2025 or year ended December 31, 2024.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and December 31, 2024.

		Fair Value Measurements Using
		Quoted Prices
		in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025:
Available-for Sale debt securities:
U.S. Government and federal agencies	$7,685	$1,107	$6,578	$—
Mortgage-backed: GSE - residential	43,756	—	43,756	—
State and political Subdivision	19,682	—	19,682	—
Total Available-For-sale debt securities	$71,123	$1,107	$70,016	$—

Equity securities:
FHLMC stock	$289	$289	$—	$—
Community Development Corp. Stock	62	—	62	—
Mortgage servicing rights	254	—	254	—
Total	$71,728	$1,396	$70,332	$—

December 31, 2024:
Available-for Sale debt securities:
U.S. Government and federal agency	$7,967	$1,626	$6,341	$—
Mortgage-backed: GSE - residential	38,858	—	38,858	—
State and political subdivision	19,833	—	19,833	—
Total Available-for-sale debt securities	$66,658	$1,626	$65,032	$—

Equity securities:
FHLMC Stock	$263	$263	$—	$—
Community Development Corp. Stock	62		62
Mortgage servicing rights	254	—	254	—
Total	$67,237	$1,889	$65,348	$—

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

The carrying value and estimated fair value of financial instruments follow:

June 30, 2025
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,489	$14,489	$—	$—
Available-for-sale debt securities	71,123	1,107	70,016	—
Held-to-maturity debt securities	6,892	—	6,845	—
Equity securities	351	289	62	—
Loans	105,532	—	—	100,740
Interest receivable	778	778	—	—
Federal Home Loan Bank Stock	354	—	—	354
Cash surrender value of bank-owned life insurance	4,031	—	—	4,031
Financial liabilities:
Deposits	168,737	—	—	152,188
Interest payable	1	1	—	—

December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$16,256	$16,256	$—	$—
Available-for-sale debt securities	66,658	1,626	65,032	—
Held-to-maturity debt securities	8,168	—	8,140	—
Equity securities	325	263	62	—
Loans	96,274	—	—	90,996
Interest receivable	733	733	—	—
Federal Home Loan Bank Stock	347	—	—	347
Cash surrender value of bank-owned life insurance	3,979	—	—	3,979
Financial liabilities:
Deposits	159,587	—	—	143,604
Interest payable	7	7	—	—

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2025 and December 31, 2024.

Fair Value Measurements Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

December 31, 2024:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

During the six months ended June 30, 2025, there were no loans determined to have credit losses where a specific valuation allowance was needed. During the six months June 30, 2024, there were no loans were determined to have credit losses where a specific valuation allowance was needed.

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

At June 30, 2025, the Company had granted unused lines of credit to borrowers aggregating approximately $3,899 and $1,170 for commercial lines and open-end consumer lines, respectively. At December 31, 2024, the Company had granted unused lines of credit to borrowers aggregating approximately $2,911 and $1,251 for commercial lines and open-end consumer lines, respectively.

Note 17: Government Assistance

On October 31, 2012, the Company entered into a settlement agreement on the foreclosure of the Country Aire Subdivision in LaSalle, IL whereby the Company assumed the rights and responsibility as the developer of this subdivision. This subdivision was granted a Tax Incremental Financing (TIF) district by the City of LaSalle in 2004. The previous developer did not complete the terms of the TIF agreement, thus the Company entered into an agreement with the City of LaSalle to meet the requirements of the TIF agreement and then receive the incentives upon completion of all terms of the agreement. The City of LaSalle accepted the subdivision on October 25, 2016. Because the incentives are based on the incremental taxes generated from the sale of the lots and the building of homes the Company continued to market and sell lots with the final contract in 2019. At December 31, 2019, the Company had met all the requirements and had all lots sold therefore a TIF receivable was recorded for the estimated value of funds to be received from the City of Lasalle over the remaining term of the TIF district. Each year end the Company evaluates the TIF receivable based on the 3rd party TIF administrator’s estimated value of homes, their incremental taxes and the developer’s share of the incremental taxes. The receivable for these funds are included in Other Assets on the Consolidated Balance Sheets and changes to the valuation are adjusted through Other Non-interest Income on the Consolidated Statements of Income. The balance of this receivable was $331 and $449 as of June 30, 2025 and December 31, 2024, respectively.

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

The annual contribution to the ESOP was made during the year ended December 31, 2024, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $13 and $12 for the three months ended June 30, 2025 and 2024, respectively, and $28 and $25 for six months ended June 30, 2025 and 2024, respectively, and $53 for the year ended December 31, 2024.

At December 31, 2024, there were 11,040 shares allocated to participants. There were 2,760 shares committed to be released to participants and 124,200 unallocated shares as of June 30, 2025. The fair value of unallocated ESOP shares totaled $1.4 million and $1.4 million at June 30, 2025 and December 31, 2024, respectively.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 19: Earnings Per Share (EPS)

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Stock options and stock awards were evaluated and were excluded from diluted EPS calculation as they were anti-dilutive.

Earnings per common share for the three and six months ended June 30, 2025 and 2024 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Net income	$438	$274	$723	$550
Weighted shares outstanding for basic EPS
Weighted average shares outstanding	1,725,000	1,725,000	1,725,000	1,725,000
Less: Weighted average unallocated ESOP shares	(124,890)	(130,408)	(125,580)	(131,096)
Less: Weighted average Treasury shares	(86,352)	(40,000)	(72,799)	(40,000)
Add: Weighted average shares in Rabbi Trust for Deferred Compensation Plan	40,000	40,000	40,000	40,000
Weighted average shares outstanding for basic EPS	1,553,758	1,594,592	1,566,621	1,593,904
Additional dilutive shares	—	—	—	—
Weighted average shares outstanding for dilutive EPS	1,553,758	1,594,592	1,566,621	1,593,904
Basic income per share	$0.28	$0.17	$0.46	$0.35
Diluted income per share	$0.28	$0.17	$0.46	$0.35

NOTE 20 – STOCK BASED COMPENSATION

Stock-Based Compensation Plans

On May 22, 2025, the Company’s stockholders approved the PFS Bancorp, Inc. 2025 Equity Incentive Plan (the “Plan”). A total of 172,500 stock options and 69,000 restricted shares were approved for award. As of June 30, 2025, 69,000 shares of common stock remained available for grant as stock options, and 27,600 shares of common stock remained available for award of restricted stock the Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted OTC market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Accounting for Stock-Based Compensation Plan

The fair value of stock options granted is estimated on the grant date using a Black-Scholes pricing model. The fair value of restricted shares is equal to the quoted OTC market closing price on the date of grant. The fair value of stock grants is recognized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense is included in salaries and employee benefits in the consolidated statements of operations.

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that the options are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of PFS Bancorp, Inc. stock for the weighted average lifetime period prior to issuance date. The following assumptions were used in estimating the fair value of options granted during the six months ended June 30, 2025 and June 30, 2024, respectively:

Six Months Ended
June 30, 2025

Dividend yield	—%
Risk-free interest rate	4.21%
Expected volatility	16.9%
Weighted average expected life (years)	6.5
Weighted average per share value of options	$3.30

A summary of the Company’s stock option activity for the six months ended June 30, 2025 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding December 31, 2024	—	—	—	—
Granted	103,500	$11.06	9.9	$3,795
Exercised	—	—	—	—
Forfeited	—	—	—	—
Vested shares expired	—	—	—	—
Outstanding June 30, 2025	103,500	$11.06	9.9	$3,795
Options exercisable at June 30, 2025	—	—	—	—

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The following table summarizes information about the Company’s nonvested stock option activity for the six months ended June 30, 2025:

Stock Options	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2024	—	—
Granted	103,500	$3.30
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2025	103,500	$3.30

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $0 and $0 in stock option expense during the three months ended June 30, 2025 and 2024, respectively, and $0 and $0 in stock option expense during the six months ended June 30, 2025 and 2024, respectively.

At June 30, 2025, the Company had $342 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 5 years.

The following table summarizes information about the Company’s restricted stock activity for the six months ended June 30, 2025:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2024	—	—
Granted	41,400	$11.06
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2025	41,400	$11.06

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $0 and $0 in restricted stock expense during the three months ended June 30, 2025 and 2024, respectively and recognized $0 and $0 in restricted stock expense during the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, the Company had $458 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 5 years.

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

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our significant policies described in such Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total Assets. Total assets increased $10.3 million, or 5.2%, from $197.6 million at December 31, 2024 to $207.9 million at June 30, 2025. The increase was primarily comprised of an increase in debt securities of $3.2 million and an increase in net loans of $9.2 million funded by a $9.1 increase in deposits.

Cash and Due from Banks. Cash and due from banks decreased by $1.8 million, or 11.0%, to $14.5 million at June 30, 2025 compared to $16.3 million at December 31, 2024. This decrease was primarily due to the funding of the increase in loans and debt securities.

Available-for-Sale Investment Securities. Available-for-sale investment securities increased by $4.4 million, or 6.6%, to $71.1 million at June 30, 2025 from $66.7 million at December 31, 2024. The increase was a result of purchases of available-for-sale securities of $7.1 million during the six months ended June 30, 2025 which was partially offset by principal payments on mortgage-backed securities and collateralized mortgage obligation securities and by maturities. The market value adjustment on available-for-sale investment securities improved by $1.4 million during the six months ended June 30, 2025 due to decreases in market interest rates.

Held-to-Maturity Investment Securities. Held-to-maturity investment securities decreased by $1.3 million, or 15.9%, to $6.9 million at June 30, 2025 from $8.2 million at December 31, 2024, due to maturities. There were no purchases of held-to-maturity securities during the six months ended June 30, 2025.

Loans, Net. Loans, net, increased $9.2 million or 9.6%, to $105.5 million at June 30, 2025 compared to $96.3 million at December 31, 2024. One- to four-family residential mortgage loans increased $279,000, or 0.4%, from $65.7 million at December 31, 2024 to $66.0 million at June 30, 2025. Commercial real estate loans increased $7.2 million, or 33.6%, from $21.4 million at December 31, 2024 to $28.6 million at June 30, 2025. Construction and land development loans decreased by $279,000, or 17.0%, from $1.6 million at December 31, 2024 to $1.4 million at June 30, 2025. Commercial loans increased $1.4 million, or 29.8%, from $4.7 million at December 31, 2024 to $6.1 million at June 30, 2025. Consumer loans increased $677,000, or 19.5%, from $3.5 million at December 31, 2024 to $4.2 million at June 30, 2025.

During the six months ended June 30, 2025, the Company originated $19.7 million in loans consisting of $3.8 million in one-to four-family residential mortgage loans, $12.3 million in commercial real estate loans, $2.0 million in commercial loans and $1.6 million in consumer loans.

Deposits. Deposits increased $9.1 million, or 5.4%, from $159.6 million at December 31, 2024 to $168.7 million at June 30, 2025. Non-maturity deposits increased $4.7 million, or 5.2%, from $91.0 million at December 31, 2024 to $95.7 million at June 30, 2025. Time deposits increased by $4.4 million, or 6.4% from $68.6 million at December 31, 2024 to $73.0 at June 30, 2025. The majority of the time deposit increase were into certificates of deposit with maturities of less than one year.

Total Stockholders’ Equity. Total stockholders’ equity was $37.8 million at June 30, 2025, an increase of $1.1 million or 3.0%, from $36.7 million at December 31, 2024. The increase is due to net income of $723,000, a positive change in accumulated other comprehensive income of $1.0 million. In addition, the Company purchased $648,000 of treasury shares during the six months ended June 30, 2025.

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

	Three Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$17,971	$170	3.79%	$18,998	$227	4.77%
Available-for-sale debt securities	70,304	578	3.29	68,853	529	3.07
Held-to-maturity debt securities	7,747	89	4.62	8,888	103	4.65
Equity securities	321	—	—	143	—	—
Loans, net	101,619	1,417	5.58	91,199	1,132	4.97
Federal Home Loan Bank stock	354	4	4.66	347	5	5.49
Total interest-earning assets	198,316	2,258	4.56	188,428	1,996	4.24
Noninterest-earning assets	9,785			10,120
Total assets	$208,101			$198,548

Interest-bearing liabilities:
Regular savings deposits	$34,595	12	0.14%	$31,367	13	0.16%
NOW savings deposits	21,201	13	0.24	19,101	12	0.26
Money market deposits	25,560	103	1.62	28,481	117	1.64
Time deposits	71,954	685	3.80	63,942	606	3.79
Total interest-bearing deposits	153,310	813	2.12	142,891	748	2.09
Federal Home Loan Bank advances	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	153,310	813	2.12%	142,891	748	2.09
Noninterest-bearing demand deposits	22,162			25,295
Other noninterest-bearing liabilities	3,276			3,108
Total liabilities	178,748			171,294
Total equity capital	29,353			27,254
Total liabilities and equity capital	$208,101			$198,548
Net interest income		$1,445			$1,248
Net interest rate spread (1)			2.44%			2.15%
Net interest-earning assets (2)	$45,006			$45,537
Net interest margin (3)			2.91%			2.65%
Average interest-earning assets to interest-bearing liabilities	129.36%			131.87%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income annualized divided by average total interest-earning assets.

	Three Months Ended June 30, 2025 vs. 2024
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(12)	$(45)	$(57)
Available-for-sale debt securities	11	38	49
Held-to-maturity debt securities	(13)	(1)	(14)
Equity securities	—	—	—
Loans, net	130	155	285
Federal Home Loan Bank stock	—	(1)	(1)
Total interest-earning assets	116	146	262

Interest-bearing liabilities:
Regular savings deposits	1	—	1
NOW savings deposits	—	(1)	(1)
Money market deposits	(12)	(2)	(14)
Time deposits	76	3	79
Total deposits	65	—	65
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	65	—	65

Change in net interest income	$51	$146	$197

Comparison of Operating Results for the three months Ended June 30, 2025 and 2024

General. Net income for the three months ended June 30, 2025 was $438,000, an increase of $164,000, or 59.9%, compared to $274,000 for the three months ended June 30, 2024.

Interest Income. Interest income for the three months ended June 30, 2025 increased by $262,000, or 13.1%, from $2.0 million for the three months ended June 30, 2024 to $2.3 million for the three months ended June 30, 2025. This increase is a result of a $285,000, or 25.2%, increase in loan interest and fees, and a $49,000, or 9.3%, increase in interest from available-for-sale investments, partially offset by a $57,000, or 25.1%, decrease in interest on cash and cash equivalents.

The average balance of loans during the three months ended June 30, 2025, increased by $10.4 million or 11.4%, from the average balance for the three months ended June 30, 2024, while the average yield on loans increased to 5.58% for the three months ended June 30, 2025, from 4.97% for the three months ended June 30, 2024. The increase in average yield on loans was due to higher market interest rates and increases in higher yielding commercial loans.

The average balance of available-for-sale debt securities increased by $1.4 million, or 2.0%, to $70.3 million for the three months ended June 30, 2025, from $68.9 million for the three months ended June 30, 2024, while the average yield on available-for-sale debt securities increased to 3.29% for the three months ended June 30, 2025 from 3.07% for the three months ended June 30, 2024. This increase in yield was due to higher market interest rates.

The average balance of held-to-maturity debt securities decreased by $1.2 million, or 13.5%, to $7.7 million for the three months ended June 30, 2025, from $8.9 million for the six months ended June 30, 2024, while the average yield on held-to-maturity debt securities decreased to 4.62% for the three months ended June 30, 2025, from 4.65% for the three months ended June 30, 2024. This decrease in yield due to maturity of higher yielding investments during the current period.

Interest Expense. Interest expense for the three months ended June 30, 2025 increased by $65,000, or 8.7%, to $813,000 for the three months ended June 30, 2025 from $748,000 for the three months ended June 30, 2024. This increase is a result of higher market interest rates. The Company experienced some upward competitive rate pressure in savings and NOW accounts but rates for money market and time deposits have been the most rate sensitive with upward rate adjustment pressure.

The average balance of regular savings deposits increased by $3.2 million, or 10.2%, to $34.6 million for the three months ended June 30, 2025, from $31.4 million for the three months ended June 30, 2024, while the average rate on regular savings deposits decreased to 0.14% for the three months ended June 30, 2025, from 0.16% for the three months ended June 30, 2024.

The average balance of NOW savings deposits increased by $2.1 million, or 11.0%, to $21.2 million for the three months ended June 30, 2025, from $19.1 million for the three months ended June 30, 2024, while the average rate on NOW savings deposits decreased to 0.24% for the three months ended June 30, 2025, from 0.26% for the three months ended June 30, 2024.

The average balance of money market deposits decreased by $2.9, or 10.2%, to $25.6 million for the three months ended June 30, 2025, from $28.5 million for the three months ended June 30, 2024, while the average rate on money market deposits decreased to 1.62% for the three months ended June 30, 2025, from 1.64% for the three months ended June 30, 2024. This decrease in rate and balance resulted from a shift of higher balance money market accounts into higher yielding certificates of deposits.

The average balance of time deposits increased by $8.1 million, or 12.7%, to $72.0 million for the three months ended June 30, 2025, from $63.9 million for the three months ended June 30, 2024, while the average rate on time deposits increased to 3.80% for the three months ended June 30, 2025, from 3.79% for the three months ended June 30, 2024. This increase in rate resulted from higher market interest rates.

Net Interest Income. Net interest income for the three months ended June 30, 2025 was $1.4 million, an increase of $197,000, or 15.8%, from the $1.2 million for the three months ended June 30, 2024. The increase was due to the net interest rate spread increasing to 2.44% for the three months ended June 30, 2025, from 2.15% for the three months ended June 30, 2024 despite a decrease in average net interest earning assets of $531,000, or 1.2%, to $45.0 million for the three months ended June 30, 2025, from $45.5 million for the three months ended June 30, 2024.

Provision for Credit Losses. The provision for credit losses for the three months ended June 30, 2025, was $57,000 compared to $7,000 for the three months ended June 30, 2024. The increase was due to increase in loan balances, and no specific reserves were recorded during the quarter. The allowance for credit losses was $813,000, or 0.76% of total loans, at June 30, 2025.

Noninterest Income. Noninterest income increased $17,000, or 9.3%, to $199,000 for the three months ended June 30, 2025, compared to $182,000 for the three months ended June 30, 2024. Commission income increased $4,000, Customer service fee income increased $9,000, other noninterest income increased by $5,000 and loan servicing decreased by $1,000.

Noninterest Expense. Noninterest expense decreased $28,000, or 2.6%, to $1.0 million for the three months ended June 30, 2025, from $1.1 million for the three months ended June 30, 2024. During the three months ended June 30, 2025, salaries and benefits increased $34,000, occupancy expenses increased $13,000, printing and office supplies increased by $12,000, deposit insurance premiums increased $2,000 while depreciation decreased by $8,000, data processing expense decreased by $73,000, professional fees decreased $5,000 and Other non-interest expense decreased by $3,000.

Provision for Income Taxes. The provision for income taxes increased $28,000, or 32.6%, to $114,000 for the three months ended June 30, 2025, compared to $86,000 for the three months ended June 30, 2024. The increase was a primarily due to a $192,000, or 53.3% increase in income before taxes for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

	Six Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$17,668	331	3.75%	$18,676	$443	4.75%
Available-for-sale debt securities	69,246	1,122	3.24	67,722	1,012	2.99
Held-to-maturity debt securities	7,905	182	4.61	8,917	207	4.64
Equity securities	323	3	0.87	129	2	1.94
Loans, net	100,289	2,733	5.45	90,979	2,205	4.85
Federal Home Loan Bank stock	351	8	4.69	347	10	5.52
Total interest-earning assets	195,782	4,379	4.47%	186,770	3,879	4.15%
Noninterest-earning assets	9,832			10,009
Total assets	$205,614			$196,779

Interest-bearing liabilities:
Regular savings deposits	$31,992	$25	0.15%	$31,458	$25	0.16%
NOW savings deposits	20,450	24	0.24	18,775	24	0.26
Money market deposits	26,003	212	1.63	27,705	219	1.58
Time deposits	70,828	1,365	3.85	62,650	1,129	3.60
Total interest-bearing deposits	149,273	1,626	2.18%	140,588	1,397	1.99%
Federal Home Loan Bank advances	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	149,273	1,626	2.18%	140,588	1,397	1.99%
Noninterest-bearing demand deposits	24,106			25,707
Other noninterest-bearing liabilities	3,248			3,143
Total liabilities	176,627			169,438
Total equity capital	28,987			27,341
Total liabilities and equity capital	$205,614			$196,779
Net interest income		$2,753			$2,482
Net interest rate spread (1)			2.29%			2.16%
Net interest-earning assets (2)	$46,509			$46,182
Net interest margin (3)			2.81%			2.66%
Average interest-earning assets to interest-bearing liabilities	131.16%			132.85%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income annualized divided by average total interest-earning assets.

	Six Months Ended June 30, 2025 vs. 2024
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(24)	$(88)	$(112)
Available-for-sale debt securities	23	87	110
Held-to-maturity debt securities	(24)	(1)	(25)
Equity securities	2	(1)	1
Loans, net	225	303	528
Federal Home Loan Bank stock	—	(2)	(2)
Total interest-earning assets	202	298	500

Interest-bearing liabilities:
Regular savings deposits	—	—	—
NOW savings deposits	2	(2)	—
Money market deposits	(14)	7	(7)
Time deposits	147	89	236

Total deposits	135	94	229
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	135	94	229

Change in net interest income	$67	$204	$271

Comparison of Operating Results for the six months Ended June 30, 2025 and 2024

General. Net income for the six months ended June 30, 2025 was $723,000, an increase of $173,000, or 31.5%, compared to $550,000 for the six months ended June 30, 2024 as a result of net interest margin increasing by $271,000, non-interest expenses decreasing by $53,000 partially offset by non-interest income decreasing by $18,000 and provision for income taxes increasing by $53,000.

Interest Income. Interest income for the six months ended June 30, 2025 increased by $500,000, or 12.8%, from $3.9 million for the six months ended June 30, 2024 to $4.4 million for the six months ended June 30, 2025. This increase is a result of a $528,000, or 23.9%, increase in loan interest and fees, and a $110,000, or 10.8%, increase in interest from debt securities, partially offset by a $112,000, or 25.3%, decrease in interest on cash and cash equivalents.

The average balance of loans during the six months ended June 30, 2025, increased by $9.3 million or 10.2%, from the average balance for the six months ended June 30, 2024, while the average yield on loans increased to 5.45% for the six months ended June 30, 2025, from 4.85% for the six months ended June 30, 2024. The increase in average yield on loans was due to higher market interest rates.

The average balance of available-for-sale debt securities increased by $1.5 million, or 2.2%, to $69.2 million for the six months ended June 30, 2025, from $67.7 million for the six months ended June 30, 2024, while the average yield on available-for-sale debt securities increased to 3.24% for the six months ended June 30, 2025 from 2.99% for the six months ended June 30, 2024. This increase in yield was due to higher market interest rates.

The average balance of held-to-maturity debt securities decreased by $1.0 million, or 11.2%, to $7.9 million for the six months ended June 30, 2025, from $8.9 million for the six months ended June 30, 2024, while the average yield on held-to-maturity debt securities decreased to 4.61% for the six months ended June 30, 2025, from 4.64% for the six months ended June 30, 2024. This decrease in yield due to maturity of higher yielding investments during the current period.

Interest Expense. Interest expense for the six months ended June 30, 2025 increased by $229,000, or 16.4%, to $1.6 million for the six months ended June 30, 2025 from $1.4 million for the six months ended June 30, 2024. This increase is a result of higher market interest rates. The Company experienced some upward competitive rate pressure in savings and NOW accounts but rates for money market and time deposits have been the most rate sensitive with upward rate adjustment pressure.

The average balance of regular savings deposits increased by $534,000, or 1.7%, to $32.0 million for the six months ended June 30, 2025, from $31.5 million for the six months ended June 30, 2024, while the average rate on regular savings deposits decreased to 0.15% for the six months ended June 30, 2025, from 0.16% for the six months ended June 30, 2024.

The average balance of NOW savings deposits increased by $1.7 million, or 9.0%, to $20.5 million for the six months ended June 30, 2025, from $18.8 million for the six months ended June 30, 2024, while the average rate on NOW savings deposits decreased to 0.24% for the six months ended June 30, 2025, from 0.26% for the six months ended June 30, 2024.

The average balance of money market deposits decreased by $1.7 million, or 6.1%, to $26.0 million for the six months ended June 30, 2025, from $27.7 million for the six months ended June 30, 2024, while the average rate on money market deposits increased to 1.63% for the six months ended June 30, 2025, from 1.58% for the six months ended June 30, 2024. This increase in rate resulted from higher market interest rates.

The average balance of time deposits increased by $8.1 million, or 12.9%, to $70.8 million for the six months ended June 30, 2025, from $62.7 million for the six months ended June 30, 2024, while the average rate on time deposits increased to 3.85% for the six months ended June 30, 2025, from 3.60% for the six months ended June 30, 2024. This increase in rate resulted from higher market interest rates.

Net Interest Income. Net interest income for the six months ended June 30, 2025 was $2.8 million, an increase of $271,000, or 10.9%, from the $2.5 million for the six months ended June 30, 2024. The increase was due to an increase in average net interest earning assets of $327,000, or 0.7%, to $46.5 million for the six months ended June 30, 2025, from $46.2 million for the six months ended June 30, 2024 while the net interest rate spread increased to 2.29% for the six months ended June 30, 2025, from 2.16% for the six months ended June 30, 2024.

Provision for Credit Losses. The provision for credit losses for the six months ended June 30, 2025, was $113,000 compared to $33,000 for the six months ended June 30, 2024. The increase was due to increase in loan balances, and no specific reserves were recorded during the quarter. The allowance for credit losses was $813,000, or 0.76% of total loans, at June 30, 2025.

Noninterest Income. Noninterest income decreased $18,000, or 4.9%, to $350,000 for the six months ended June 30, 2025, compared to $368,000 for the six months ended June 30, 2024. Commission income decreased $5,000, Customer service fee income increased $3,000, other noninterest income decreased by $12,000 and loan servicing decreased by $3,000.

Noninterest Expense. Noninterest expense decreased $53,000, or 2.5%, to $2.1 million for the six months ended June 30, 2025, from $2.1 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, salaries and benefits increased $1,000, occupancy expenses increased $22,000, printing and office supplies increased $10,000, deposit insurance premiums increased by $5,000, while depreciation decreased by $14,000, data processing expense decreased by $66,000, professional fees decreased $8,000, and other non-interest expenses decreased by $3,000.

Provision for Income Taxes. The provision for income taxes increased $53,000, or 36.8%, to $197,000 for the six months ended June 30, 2025, compared to $144,000 for the six months ended June 30, 2024. The increase was a primarily due to a $226,000, or 32.6% increase in income before taxes for the six months ended June 30, 2025 compared to six months ended June 30, 2024.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from a correspondent bank. At June 30, 2025, we had no borrowings from the Federal Home Loan Bank of Chicago but had the capacity to borrow $47.6 million. At June 30, 2025, we had no borrowings from correspondent banks but had the capacity to borrow $9.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the six months ended June 30, 2025, cash flows from operations, investing, and financial activities resulted in a net decrease in cash and cash equivalents of $1.8 million. Net cash provided from operating activities amounted to $949,000, primarily due to net income of $723,000, $18,000 from net amortization of premiums and discount from available-for-sale debt securities, $38,000 from the decrease in other assets and income tax receivable, and $28,000 from the increase in interest payable and other liabilities, partially offset by earnings of $52,000 on cash surrender value of life insurance. Net cash provided by financing activities amounted to $8.5 million, primarily due a net increase in certificates of deposit of $4.5 million and an increase in demand deposits, money markets, NOW and savings accounts of $4.7 million partially offset by $648,000 of treasury stock purchased. Net cash used in investing activities amounted to $11.2 million, primarily due to purchases of available-for-sale investments of $7.1 million, an increase in loans of $9.4 million, partially offset with proceeds from maturities of available-for-sale investment securities of $4.0 million and maturities of held-to-maturity debt securities of $1.3 million.

We believe we maintain a strong liquidity position and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

PFS Bancorp, Inc. is a separate legal entity from Peru Federal Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At June 30, 2025, the Company (on an unconsolidated basis) had liquid assets of $6.8 million.

At June 30, 2025, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 12 to the notes to consolidated financial statements appearing elsewhere in this report.

Off-Balance Sheet Arrangements

At June 30, 2025, we had $6.2 million of outstanding commitments to originate loans, $855,000 of which represents the balance of remaining funds to be disbursed on construction loans in process, $3.9 million in unused commercial line of credit commitments, $1.1 million of unfunded home equity loans, $50,000 of unfunded consumer line of credit, and $238,000 of commitments to fund new closed-end residential real estate loans. At June 30, 2025, certificates of deposit that are scheduled to mature on or before June 30, 2026 totaled $58.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.

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

The following table sets forth, as of June 30, 2025 the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At June 30, 2025
		Estimated Increase (Decrease) in		EVE as a Percentage of Present
		EVE		Value of Assets (3)
					Increase
Change in Interest	Estimated				(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)

	(Dollars in thousands)
300	33,572	(13,614)	(28.85)	18.66	(455.00)
200	38,443	(8,743)	(18.53)	20.48	(273.00)
100	43,125	(4,061)	(8.61)	22.08	(113.00)
Level	47,186	—	—	23.21	—
(100)	48,314	1,128	2.39	23.12	(9.00)
(200)	48,661	1,475	3.13	22.67	(54.00)
(300)	47,300	114	0.24	21.56	(165.00)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Change in Net Interest Income. The following table sets forth, at June 30, 2025, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At June 30, 2025
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
	(Dollars in thousands)
300	$6,011	(3.13)%
200	6,071	(2.16)%
100	6,139	(1.06)%
Level	6,205	—%
(100)	6,201	(0.06)%
(200)	6,248	0.69%
(300)	6,182	(0.37)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not subject to any pending legal proceedings. The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

April 1, 2025 through April 30, 2025	2,871	$10.14	2,871
May 1, 2025 through May 31, 2025	34,738	$10.47	34,738
June 1, 2025 through June 30, 2025	5,624	$10.94	5,624

Total	43,233	$10.54	43,233	104,532

(1)	On December 4,2024, the Company authorized a stock repurchase program for up to 172,500 shares of common stock, representing 10% of shares then outstanding. The program was publicly announced on December 5, 2024. The Company intends to conduct repurchases on the open market, including y means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors. There is no guarantee as to the number of shares that the Company may ultimately repurchase. The Company may suspend or discontinue the program at any time.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC regulations S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of PFS Bancorp, Inc. (1)

3.2	Bylaws of PFS Bancorp, Inc. (2)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended June 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

Date: August 8, 2025
Eric J. Heagy
President, Chief Executive Officer
and Chief Financial Officer