Form 10-Q
period 2025-09-30
PFS Bancorp, Inc.
filed 2025-11-06
CIK 1967656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

1,603,945 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of November 6, 2025.

PFS Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

PFS Bancorp, Inc.

Consolidated Balance Sheets

September 30, 2025 (Unaudited) and December 31, 2024

(Dollars In thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents — cash and due from bank	$9,143	$16,256
Available-for-sale debt securities (net of credit losses of $0 at September 30, 2025 and December 31, 2024, respectively, amortized cost of $71,065 and $71,289 at September 30, 2025 and December 31, 2024, respectively)	68,681	66,658
Held-to-maturity debt securities (net of allowance for credit losses of $0 as of September 30, 2025 and December 31, 2024)	6,394	8,168
Equity securities	436	325
Loans, net of allowance for credit losses of $847 and $700 at September 30, 2025 and December 31, 2024	108,953	96,274
Premises and equipment, net of accumulated depreciation of $2,909 and $2,811 at September 30, 2025 and December 31, 2024	2,020	2,101
Federal Home Loan Bank stock	354	347
Interest receivable	755	733
Cash surrender value of bank-owned life insurance	4,059	3,979
Deferred income taxes	1,256	1,857
Mortgage servicing rights	254	254
Other	615	685

Total assets	$202,920	$197,637

Liabilities and Equity Capital

Liabilities
Deposits
Demand	$11,739	$17,952
Savings, NOW and money market	77,415	73,082
Time	73,906	68,553

Total deposits	163,060	159,587
Deferred compensation	669	645
Income tax payable	322	173
Interest payable and other liabilities	580	557

Total liabilities	164,631	160,962

Stockholders' Equity
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 14,000,000 shares authorized, 1,725,000 issued, 1,569,332 and 1,679,307 outstanding at September 30, 2025 and December 31, 2024	17	17
Additional Paid in Capital	15,660	15,603
Unallocated common stock of ESOP	(1,229)	(1,270)
Treasury stock - 155,668 shares at September 30, 2025 and 45,693 shares at December 31, 2024	(1,695)	(463)
Deferred compensation liability	400	400
Retained earnings	26,840	25,701
Accumulated other comprehensive (loss)	(1,704)	(3,313)

Total stockholders' equity	38,289	36,675

Total liabilities and stockholders' equity	$202,920	$197,637

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2025 (Unaudited) and 2024 (Unaudited)

(Dollars In Thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest and Dividend Income
Loans, including fees	$1,501	$1,209	$4,235	$3,414
Debt securities
Taxable	444	408	1,307	1,155
Tax-exempt	133	137	401	414
Dividends	4	5	15	17
Other	176	258	679	895

Total interest and dividend income	2,258	2,017	6,637	5,895

Interest Expense
Deposits	829	776	2,455	2,173

Net Interest Income	1,429	1,241	4,182	3,722

Provision for Credit Losses	40	113	153	146

Net Interest Income After Provision for Credit Losses	1,389	1,128	4,029	3,576

Noninterest Income
Commission income	8	8	19	23
Customer service fees	117	112	334	326
Net realized gain on loan sales	2	2	5	5
Loan servicing fees	14	16	44	50
Other	116	30	206	133

Total noninterest income	257	168	608	537

Noninterest Expense
Salaries and employee benefits	639	594	1,756	1,711
Occupancy	72	70	234	210
Depreciation	32	37	98	118
Data processing	104	114	356	432
Professional fees	125	86	324	291
Marketing	38	37	122	120
Printing and office supplies	15	19	56	50
Deposit insurance premiums	55	54	135	129
Other	32	25	102	97

Total noninterest expense	1,112	1,036	3,183	3,158

Income Before Income Taxes	534	260	1,454	955

Provision for Income Taxes	118	18	315	163

Net Income	$416	$242	$1,139	$792

Earnings per share-basic and diluted	$0.28	$0.15	$0.74	$0.50
Weighted-average shares outstanding-basic and diluted	1,509,672	1,595,970	1,546,594	1,594,590

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2025 (Unaudited) and 2024 (Unaudited)

(In Thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Income	$416	$242	$1,139	$792

Other Comprehensive Income
Unrealized gains (losses) on available-for-sale debt securities, net of taxes of $178 and $595 for the three months ended September 30, 2025 and 2024, respectively, and $569 and $548 for the nine months ended September 30, 2025 and 2024, respectively.	621	1,492	1,609	1,374

Other comprehensive income	621	1,492	1,609	1,374

Comprehensive Income	$1,037	$1,734	$2,748	$2,166

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2025 (Unaudited) and 2024 (Unaudited)

(In Thousands)

					Accumulated
			Unallocated		Other			Total
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury	Deferred Comp	Stockholders'
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock	Liability	Equity
Balance, June 30, 2024	$17	$15,603	$(1,298)	$25,346	$(3,292)	$(400)	400	$36,376

Net income	—	—	—	242	—	—	—	242
ESOP shares committed to be released (1,380 shares)		(1)	15	—	—	—	—	14
Other comprehensive income	—	—	—	—	1,492	—	—	1,492
Balance, September 30, 2024	$17	$15,602	$(1,283)	$25,588	$(1,800)	$(400)	$400	$38,124

Balance, June 30, 2025	$17	$15,605	$(1,244)	$26,424	$(2,325)	(1,111)	400	$37,766

Net income	—	—	—	416	—	—	—	416
ESOP shares committed to be released (1,380 shares)	—	2	15	—	—	—	—	17
Stock-based compensation expense	—	53						53
Purchased 47,700 shares of treasury stock	—	—	—	—	—	(584)	—	(584)
Other comprehensive income	—	—	—	—	621	—	—	621

Balance, September 30, 2025	$17	$15,660	$(1,229)	$26,840	$(1,704)	$(1,695)	$400	$38,289

					Accumulated
			Unallocated		Other					Total
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury		Deferred Comp		Stockholders'
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock		Liability		Equity
Balance, December 31, 2023	$17	$15,605	$(1,325)	$24,796	$(3,174)	$(400)			$400	$35,919

Net income	—	—	—	792	—	—			—	792
ESOP shares committed to be released (4,140 shares)		(3)	42	—	—	—	—	—	—	39
Other comprehensive income	—	—	—	—	1,374	—			—	1,374
Balance, September 30, 2024	$17	$15,602	$(1,283)	$25,588	$(1,800)	$(400)			$400	$38,124

Balance, December 31, 2024	$17	$15,603	$(1,270)	$25,701	$(3,313)	$(463)			$400	$36,675

Net income	—	—	—	1,139	—	—			—	1,139
ESOP shares committed to be released (4,140 shares)	—	4	41	—	—	—			—	45
Stock-based compensation expense	—	53								53
Purchased 109,975 shares of treasury stock	—	—	—	—	—	(1,232)			—	(1,232)
Other comprehensive income	—	—	—	—	1,609	—			—	1,609

Balance, September 30, 2025	$17	$15,660	$(1,229)	$26,840	$(1,704)	$(1,695)			$400	$38,289

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2025 (Unaudited) and 2024 (Unaudited)
(In Thousands)

	2025	2024
Operating Activities
Net income	$1,139	$792
Items not requiring (providing) cash:
Depreciation	98	118
Provision for credit losses	153	146
Amortization of premiums and discounts on debt securities	16	145
Deferred income taxes	(37)	(71)
Change in fair value of equity securities	(111)	(38)
Net realized (gain) loss on loan sales	(5)	(5)
Loss on disposal of premises and equipment	—	4
Earnings on cash surrender value of life insurance	(80)	(75)
Stock Incentive Plan expense	53
ESOP compensation expense	45	39
Changes in:
Interest receivable	(22)	(47)
Other assets	70	122
Interest payable and other liabilities	193	252
Net cash provided by operating activities	1,512	1,382

Investing Activities
Purchases of available-for-sale debt securities	(7,089)	(10,819)
Proceeds from maturities of available-for-sale debt securities	7,302	5,418
Proceeds from maturities of held-to-maturity debt securities	1,769	515
Net change in loans	(12,824)	(4,543)
Purchase of premises and equipment	(17)	(151)
Purchase of FHLB Stock	(7)	—
Net cash used in investing activities	(10,866)	(9,580)

Financing Activities
Net increase (decrease) in demand deposits, money market,
NOW and savings accounts	(1,880)	(3,448)
Net increase in certificates of deposit	5,353	5,894
Purchase of treasury stock	(1,232)	—
Net cash provided by financing activities	2,241	2,446
Increase (Decrease) in Cash and Cash Equivalents	(7,113)	(5,752)
Cash and Cash Equivalents, Beginning of Year	16,256	20,202
Cash and Cash Equivalents, End of Year	$9,143	$14,450
Supplemental Cash Flows Information
Interest paid	$2,460	$2,170
Income taxes paid	$155	$254

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

Jumpstart Our Business Startups Act

The Jumpstart Our Business Act (the JOBS Act), which was signed into law on April 5, 2012, made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.235 billion (adjusted for inflation) during the most recently completed fiscal year qualifies as an “emerging growth company”. The Company qualifies as an “emerging growth company” and expects to continue to qualify as an “emerging growth company” until December 31, 2028.

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

In the opinion of Company management, the accompanying unaudited consolidated financial statements at September 30, 2025 and for the periods ended September 30, 2025 and September 30, 2024 include all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated balance sheet at September 30, 2025 and the consolidated statements of income for the interim periods ended September 30, 2025 and 2024. The consolidated statement of income for the interim period ended September 30, 2025 is not necessarily indicative of the results of operations for the full year. This information should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2024 and 2023 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2025 and December 31, 2024, cash equivalents consisted of due from bank accounts.

At September 30, 2025 and December 31, 2024, the Company’s cash accounts exceeded federally insured limits by $1,598 and $4,270, respectively.

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

Accrued interest receivable on available-for-sale debt securities totaled $348 and $378 at September 30, 2025 and December 31, 2024 respectively and is excluded from the estimate of credit losses.

The Company uses the current expected credit loss (“CECL”) model to estimate the allowance for credit losses on securities held to maturity. The CECL model considers historical loss rates and other qualitative adjustments, as well as a forward-looking component that considers reasonable and supportable forecasts over the expected life of each security.

Management believes the Company will collect all amounts owed on securities held to maturity issued by the U.S. government or a U.S. government-sponsored agency since these securities are either explicitly or implicitly guaranteed by the U.S. government, and have a long history of no credit losses. Management evaluates all other securities held to maturity using a probability of default method. The probability of default method estimates the probability a security with a certain credit rating will default during its remaining contractual term (probability of default) and how much loss is expected to be incurred if a security defaults (loss given default rate). The Company obtains information from third parties (e.g., Moody’s) to estimate the probability of default for each credit rating based on the remaining term of the security and the loss given default rate.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Accrued interest receivable on held-to-maturity debt securities totaled $18 and $31 at September 30, 2025 and December 31, 2024 respectively and is excluded from the estimate of credit losses.

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

Unfunded commitments are evaluated using the same pool methodology and assumptions as the allowance for credit losses on collectively evaluated loans, adjusted for estimated funding rates based on historical rates. A reserve is maintained for these unfunded commitments to absorb estimated probable credit losses over noncancelable loan commitments. The allowance for losses on unfunded commitments is included in other liabilities on the consolidated balance sheet.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company may modify loans to borrowers experiencing financial difficulty and grant concessions that could include principal loan forgiveness, maturity date extension, interest rate, interest-only period, and payment deferral.

The Company excludes accrued interest receivable from the amortized cost basis of loans when estimating credit losses and when presenting required disclosures in the consolidated financial statements. Accrued interest on loans totaling $389 and $324 at September 30, 2025 and December 31, 2024, respectively, was excluded from the amortized cost basis of loans. Accrued interest is written off at the same time as when a loan is moved to non-accrual status.

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

Stock-based Compensation

Stock-based payments to employees, including grants of restricted stock or stock options, are valued at fair value of the award on the date of grant and expensed on a straight-line basis as compensation expense over the applicable vesting period. A Black-Scholes model is utilized to estimate the fair value of stock options and the quoted market price of the Company’s stock at the date of grant is used to estimate the fair value of restricted stock awards.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 3:  Debt Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of debt securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
September 30, 2025:
U.S. Government and federal agencies	$7,156	$108	(50)	$7,214
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	44,267	363	(2,189)	42,441
State and political subdivisions	19,642	47	(663)	19,026

	$71,065	$518	$(2,902)	$68,681

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2024:
U.S. Government and federal agencies	$8,154	$—	$(187)	$7,967
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	42,344	71	(3,557)	38,858
State and political subdivisions	20,791	50	(1,008)	19,833

	$71,289	$121	$(4,752)	$66,658

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Debt Securities:
September 30, 2025
U.S. Government and Federal agencies	$764	$—	$(113)	$651
Certificates of Deposit	5,630	108	—	5,738

	$6,394	$108	$(113)	$6,389

Held-to-maturity Debt Securities:
December 31, 2024
U.S. Government and Federal agencies	$815	$—	$(140)	$675
Certificates of Deposit	7,353	113	(1)	7,465

	$8,168	$113	$(141)	$8,140

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The amortized cost and fair value of available-for-sale securities and held-to-maturity debt securities at September 30, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$1,413	$1,408	$2,334	$2,347
One to five years	7,317	7,231	3,296	3,390
Five to ten years	12,143	11,871	—	—
After ten years	5,925	5,730	764	652
	26,798	26,240	6,394	6,389
Mortgage-backed securities	44,267	42,441	—	—

Totals	$71,065	$68,681	$6,394	$6,389

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $13,195 at September 30, 2025 and $13,446 at December 31, 2024.

There were no sales of securities for the three and nine months ended September 30, 2025 and 2024.

A portion of available-for-sale investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$—	$—	$2,270	$(50)	$2,270	$(50)
State and political subdivisions	3,916	(62)	10,420	(601)	14,336	(663)
Mortgage backed securities - GSE residential	3,032	(37)	23,186	(2,152)	26,218	(2,189)
Total AFS securities	$6,948	$(99)	$35,876	$(2,803)	$42,824	$(2,902)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$4,690	$(71)	$3,277	$(116)	$7,967	$(187)
State and political subdivisions	5,947	(89)	10,829	(919)	16,776	(1,008)
Mortgage backed securities - GSE residential	9,750	(217)	24,506	(3,340)	34,256	(3,557)
Total AFS securities	$20,387	$(377)	$38,612	$(4,375)	$58,999	$(4,752)

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Total fair value of these investments at September 30, 2025 and December 31, 2024, was $42,824 and $58,999. The following table shows the total available-for-sale securities and aggregate depreciation by security type:

	Number of
	securities in a	Aggregate
	loss position	depreciation
September 30, 2025

U.S. Government and Federal agencies	4	(2.15)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	164	(7.70)%
State and political subdivisions	38	(4.42)%

Total Portfolio	206	(6.35)%

December 31, 2024

U.S. Government and Federal agencies	13	(2.30)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	184	(9.40)%
State and political subdivisions	46	(5.67)%

Total Portfolio	243	(7.45)%

These unrealized losses relate principally to the changes in market interest rates and are not due to changes in the financial condition of the issuer, the quality of the underlying assets, or applicable credit enhancements. In analyzing whether and allowance for credit losses on debt securities is required, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no allowance for credit losses related to debt securities has been recorded at September 30, 2025 and December 31, 2024.

Management has evaluated the Company’s held-to-maturities securities unrealized losses and has concluded that no anticipated credit losses are expected and therefore no reserve for losses related to held-to-maturity securities has been included in the Company’s allowance for credit losses.

Note 4:    Equity Securities

Equity securities comprised the following as of September 30, 2025 and December 31, 2024 and are included in the consolidated balance sheets:

	September 30,	December 31,
	2025	2024
Community Development Corp. Stock	$62	$62
FHLMC Preferred Stock	374	263
Total	$436	$325

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Community Development Corp. (CDC) Stock is presented on the balance sheets at fair value. The FHLMC Preferred Stock is presented on the balance sheet at fair value. The table below details changes in the carrying amount of the CDC stock and FHLMC Preferred Stock for the nine months ended September 30, 2025 and year ended December 31, 2024.

	September 30,	December 31,
	2025	2024
Net gains and losses recognized during the period on equity securities	$111	$210
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—
Unrealized gains and losses recognized during the period on equity securities still held at the reporting date	$111	$210

Note 5:    Loans and Allowance for Credit Losses

Classes of loans at September 30, 2025 and December 31, 2024 include:

	September 30,	December 31,
	2025	2024
Mortgage loans on real estate:
Residential 1-4 family	$68,393	$65,721
Commercial	29,411	21,412
Construction and land development	1,699	1,637
Total mortgage loans on real estate	99,503	88,770
Commercial loans	5,998	4,656
Consumer	4,194	3,479
	109,695	96,905
Plus:
Deferred Loan Costs	105	69
Less:
Allowance for credit losses	847	700
Net loans	$108,953	$96,274

The Company participates in the U.S. Department of Agriculture’s Rural Development Section 502 Guaranteed Loan Program. This program assists approved lenders in providing low- and moderate-income households the opportunity to own adequate, modest, decent, safe and sanitary dwellings as their primary residence in eligible rural areas. Eligible applicants may, purchase, build, rehabilitate, or relocate a dwelling in an eligible rural area with 100% financing. The program provides a 90% loan note guarantee to approved lenders in order to reduce the risk of extending 100% loans to eligible rural homebuyers. As of September 30, 2025 and December 31, 2024, the company held $2,587 and $2,572 respectively, of USDA Guaranteed loans in the Residential 1-4 Family portfolio of loans.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The following tables present the balance in the allowance for credit losses based on portfolio segment for the periods presented:

	Three Months Ended
	September 30, 2025
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$268	$426	$10	$88
Provision charged to expense	12	22	3	(11)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$280	$448	$13	$77

Allowance for credit losses for unfunded loan commitments
Balance, beginning of period	$3	$5	$6	$3
Provision charged to expense	—	3	(1)	1
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$3	$8	$5	$4

	Three Months Ended
	September 30, 2025 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$21	$813
Provision charged to expense	11	37
Losses charged off	(3)	(3)
Recoveries	—	—
Balance, end of year	$29	$847

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$17
Provision charged to expense	—	3
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$20

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	Three Months Ended
	September 30, 2024
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$258	$347	$8	$62
Provision charged to expense	9	158	(3)	(47)
Losses charged off	—	—	—	(1)
Recoveries	—	—	—	49
Balance, end of year	$267	$505	$5	$63

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$4	$8	$11	$3
Provision charged to expense	(1)	(1)	(6)	—
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$3	$7	$5	$3

	Three Months Ended
	September 30, 2024 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$18	$693
Provision charged to expense	4	121
Losses charged off	(3)	(4)
Recoveries	—	49
Balance, end of year	$19	$859

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$26
Provision charged to expense	—	(8)
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$18

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30, 2025
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of year	$271	$339	$13	$60
Provision charged to expense	9	109	—	17
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$280	$448	$13	$77

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$2	$7	$6	$2
Provision charged to expense	1	1	(1)	2
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$3	$8	$5	$4

	Nine Months Ended
	September 30, 2025 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$17	$700
Provision charged to expense	15	150
Losses charged off	(3)	(3)
Recoveries	—	—
Balance, end of year	$29	$847

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$17
Provision charged to expense	—	3
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$20

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

The provision for credit losses is determined by the Company as the amount that is added to ACL accounts to bring the ACL to that, in management's judgement, is adequate to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Provision for credit losses:
Loans	$37	$121	$150	$150
Unfunded loan commitments	3	(8)	3	(4)
Total	$40	$113	$153	$146

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes were made to either during the nine months ended September 30, 2025 or during the year ended December 31, 2024. The following tables represents loans, as of September 30, 2025 and December 31, 2024, by grading category and year in which the loans were originated:

	September 30, 2025
							Revolving
							Lines of
	2025	2024	2023	2022	2021	Prior	Credit	Total
Pass
Residential 1-4 Family	$6,704	$7,898	$7,126	$8,415	$7,165	$30,039	$830	$68,177
Commercial Real Estate	10,029	4,793	3,239	3,773	2,899	3,709	—	28,442
Construction and Land Development	749	—	794	—	—	156	—	1,699
Commercial	1,656	953	2,587	—	—	62	604	5,862
Consumer	1,943	1,050	635	155	270	133	—	4,186
Total Pass	$21,081	$14,694	$14,381	$12,343	$10,334	$34,099	$1,434	$108,366
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	487	—	—	—	—	487
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	136	—	—	—	—	136
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$—	$623	$—	$—	$—	$—	$623
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$216	$—	$216
Commercial Real Estate	—	—	—	—	—	482	—	482
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	8	—	—	—	—	8
Total Substandard	$—	$—	$8	$—	$—	$698	$—	$706
Total	$21,081	$14,694	$15,012	$12,343	$10,334	$34,797	$1,434	$109,695

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	1	2	—	—	—	—	—	3
	$1	$2	$—	$—	$—	$—	$—	$3

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	December 31, 2024
							Revolving
							Lines of
	2024	2023	2022	2021	2020	Prior	Credit	Total
Pass
Residential 1-4 Family	$8,124	$7,509	$8,960	$7,554	$14,686	$17,705	$835	$65,373
Commercial Real Estate	5,344	3,339	4,034	3,440	1,285	2,837	—	20,279
Construction and Land Development	625	843	—	—	46	123	—	1,637
Commercial	1,086	2,742	180	215	6	93	334	4,656
Consumer	1,659	945	322	373	172	8	—	3,479
Total Pass	$16,838	$15,378	$13,496	$11,582	$16,195	$20,766	$1,169	$95,424
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	637	—	—	—	—	—	637
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$637	$—	$—	$—	$—	$—	$637
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$348	$—	$348
Commercial Real Estate	—	—	—	—	—	496	—	496
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$844	$—	$844
Total	$16,838	$16,015	$13,496	$11,582	$16,195	$21,610	$1,169	$96,905

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	(179)	—	(179)
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	(13)	—	—	—	—	—	(13)
Consumer	—	(2)	—	—	—	—	—	(2)
	$—	$(15)	$—	$—	$—	$(179)	$—	$(194)

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2025 and December 31, 2024:

September 30, 2025				2025		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$33	$244	$88	$365	$68,028	$68,393
Commercial	245	—	—	245	29,166	29,411
Construction and land development	—	—	—	—	1,699	1,699

Total real estate loans	278	244	88	610	98,893	99,503

Commercial	—	—	—	—	5,998	5,998
Consumer	10	14	8	32	4,162	4,194

Total	$288	$258	$96	$642	$109,053	$109,695

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

December 31, 2024				2024		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$445	$219	$317	$981	$64,740	$65,721
Commercial	—	—	—	—	21,412	21,412
Construction and land development	—	—	—	—	1,637	1,637

Total real estate loans	445	219	317	981	87,789	88,770

Commercial	—	—	—	—	4,656	4,656
Consumer	46	—	—	46	3,433	3,479

Total	$491	$219	$317	$1,027	$95,878	$96,905

During the nine months ended September 30, 2025, there was no material amount of accrued interest that was written off, related to loans placed in nonaccrual status during the year. During the year ended December 31, 2024 accrued interest that was written off, related to loans placed in nonaccrual status during the year, amounted to $5, all related to Residential Real Estate loans.

Collateral-Dependent Loans

At September 30, 2025, the Company held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operations of the collateral. The ACL for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

●	One-to-four family mortgages are primarily secured by first liens on residential real estate.
●	Commercial real estate loans are primarily secured by first liens on office and industrial buildings.
●	Commercial and industrial loans are primarily secured by first liens onaccounts receivables, inventory, and equipment.
●	Home equity loans are primarily secured by second liens on residential real estate.
●	Consumer loans are primarily secured by first liens on automobiles and recreational vehicles.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The following table presents information regarding collateral dependent loans as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Loan	Specific	Loan	Specific
	Balance	Allowance	Balance	Allowance
Mortgage loans on real estate:
Residential 1-4 family	216	—	$348	$—
Commercial	482	—	496	—
Construction and land development	—	—	—	—

Total real estate loans	698	—	844	—

Commercial	—	—	—	—
Consumer	8	8	—	—

Total	$706	$8	$844	$—

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
September 30, 2025
Residential - First Mortgage	216	—	216	348	—	—
Commercial real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	8	8	—	—	—

Total	$216	$8	$224	$348	$—	$—

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
December 31, 2024
Residential - First Mortgage	348	—	348	177	—	—
Commercial real estate	—	—	—	156	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$348	$—	$348	$333	$—	$—

There were no new loans modified due to borrowers experiencing financial difficulties during the nine months ended September 30, 2025 or 2024.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	September 30,	December 31,
	2025	2024
Land	$746	$746
Buildings and improvements	3,063	3,063
Equipment	1,120	1,103
	4,929	4,912
Less accumulated depreciation	(2,909)	(2,811)
Net premises and equipment	$2,020	$2,101

Note 7: Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $19,982 and $21,650 at September 30, 2025 and December 31, 2024, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the three and nine months ended September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Fair value as of the beginning of period	$254	$300
Changes in fair value due to changes in valuation inputs or assumptions	—	(46)
Fair value at the end of period	$254	$254

The estimated fair value of mortgage servicing rights is determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions, such as discount rates and prepayment speeds based on market data from independent organizations. Information about the estimated fair value of mortgage servicing rights at September 30, 2025 and December 31, 2024 follows:

	September 30,	December 31,
	2025	2024
Range of discount rates	9.625-12.625%	9.625-12.625%
Range of prepayment speeds (1)	91-375	91-375
Weighted average default rate	1.06%	1.06%

(1) Prepayment speeds measured in the Public Securities Associate Standard prepayment model (PSA) PSA is the assumed monthly rate of prepayment that is annualized to the outstanding principal balance of a mortgage loan.

Management did not utilize a valuation model to calculate the fair value of mortgage servicing rights at September 30, 2025 but Management determined the change in fair value was not significant to the consolidated financial statements as of September 30, 2025.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 8:   Time Deposits

Time deposits in denominations of $250 or more were $15,695 on September 30, 2025 and $10,748 on December 31, 2024.

At September 30, 2025, the scheduled maturities of time deposits are as follows:

2025	$24,126
2026	39,232
2027	8,568
2028	1,314
2029	304
Thereafter	362
$73,906

Note 9:   Borrowings

As of September 30, 2025 and December 31, 2024, the Company had no borrowed funds.

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

At September 30, 2025, the Bank’s available and unused portion of this borrowing agreement totaled approximately $48,547. At December 31, 2024, the Bank’s available and unused portion of this borrowing agreement totaled approximately $47,614.

At September 30, 2025, the Bank’s available and unused unsecured line of credit with Bankers’ Bank of Wisconsin and United Bankers’ Bank totaled $4,000 and $5,000, respectively. At December 31, 2024, the Bank’s available and unused unsecured line of credit with Bankers’ Bank of Wisconsin and United Bankers’ Bank totaled $4,000 and $5,000, respectively.

Note 10:  Income Taxes

Income tax expense was $118 and $18 for the three months ended September 30, 2025 and 2024, respectively, and was $315 and $163 for the nine months ended September 30, 2025 and 2024, respectively.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under the tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of September 30, 2025 and December 31, 2024 the Company has determined that no allowance is deemed necessary. The net deferred tax assets were $1,256 and $1,857 as of September 30, 2025 and December 31, 2024, respectively.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company’s Board of Directors and management continue to assess the deferred tax assets in light of recent changes in market conditions, forecasted future projected income and available tax planning strategies. As such, there may be deferred tax impairment in subsequent periods.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois. During the three and nine months ended September 30, 2025 and 2024, the Company recognized no interest or penalties.

Note 11:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in Stockholders’ equity, are as follows:

	September 30,	December 31,
	2025	2024
Net unrealized gain (loss) on available-for-sale debt securities	$(2,384)	$(4,631)

Tax effect	680	1,318

Net-of-tax amount	$(1,704)	$(3,313)

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

Management believes, as of September 30, 2025 and December 31, 2024, that the Bank meets all capital adequacy requirements to which it is subject. As of September 30, 2025, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum to Be Well
					Capitalized Under
					Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025:

Leverage ratio (to average assets)	$32,943	16.1%	$8,186	4.0%	$10,232	5.0%
Common Equity Tier 1 (to risk weighted assets)	$32,943	31.1%	$4,763	4.5%	$6,880	6.5%
Tier 1 Capital ratio (to risk weighted assets)	$32,943	31.1%	$6,351	6.0%	$8,468	8.0%
Total Capital (to risk-weighted assets)	$33,810	31.9%	$8,468	8.0%	$10,585	10.0%

As of December 31, 2024:

Leverage ratio (to average assets)	$31,662	15.9%	$7,972	4.0%	$9,965	5.0%
Common Equity Tier 1 (to risk weighted assets)	$31,662	33.0%	$4,318	4.5%	$6,238	6.5%
Tier 1 Capital ratio (to risk-weighted assets)	$31,662	33.0%	$5,758	6.0%	$7,677	8.0%
Total Capital (to risk-weighted assets)	$32,379	33.7%	$7,677	8.0%	$9,596	10.0%

The net unrealized gain or loss on available-for-sale securities, net of tax, is not included in computing regulatory capital.

Note 13: Related Party Transactions

At September 30, 2025 and December 31, 2024, the Company had loans outstanding to executive officers, directors, significant shareholders, and their affiliates (related parties), of $854 and $924, respectively.

Deposits from related parties held by the Company at September 30, 2025 and December 31, 2024 totaled $1,140 and $1,268, respectively.

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

A summary of loans to directors, executive officers, and their affiliates as of September 30, 2025 and December 31, 2024 is as follows:

	September 30,	December 31,
	2025	2024
Beginning balance	$924	$1,053
New Loans	—	54
Repayments	(70)	(183)

Ending balance	$854	$924

The Company’s Board-approved law firm is Duncan & Brandt, P.C, which is solely owned by the Company’s Vice Chairman Jonathan Brandt. The Company pays an annual retainer to Duncan & Brandt of $15 and $15 for the three months ended September 30, 2025 and 2024, and $45 and $45 for the nine months ended September 30,2025 and 2024, respectively. In addition to the annual retainer, the firm received various fees for legal services rendered in the normal course of business

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

of $5 and $7 for the three months ended September 30, 2025 and 2024 and $14 and $11 for the nine months ended September 30, 2025 and 2024, respectively.

Note 14: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a percentage of their compensation, up to the maximum allowable by the IRS, with the Company matching 50 percent of the employee’s contribution on the first 5 percent of the employee’s compensation. Employer contributions charged to expense for the three months ended September 30, 2025 and 2024 were $20 and $20, respectively and $65 and $59 for the nine months ended September 30, 2025 and 2024, respectively.

The Company has deferred compensation agreements with directors. The agreements provide for the payment of benefits at termination or retirement. The plan assets are comprised of Company stock held in a Rabbi Trust and cash assets. The cash balances earn a rate of return equivalent to the Moody’s Bond Indices Corporate AAA rate as of December 31st of the prior year. The charge to expense for the agreements was $9 and $38 for the three months ended September 30, 2025 and 2024, respectively and $(18) and $25 for the nine months ended September 30, 2025 and 2024, respectively . The liability accrued for these plans totaled $669 and $645 at September 30, 2025 and December 31, 2024, respectively.

The Company has an Employee Stock Ownership Plan. See Note 18.

Note 15: Disclosures About Fair Value of Assets

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This accounting standard also emphasizes that fair value (i.e., the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing an asset or liability, this accounting standard establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the nine months ended September 30, 2025 or year ended December 31, 2024.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and December 31, 2024.

		Fair Value Measurements Using
		Quoted Prices
		in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025:
Available-for Sale debt securities:
U.S. Government and federal agencies	$7,214	$568	$6,646	$—
Mortgage-backed: GSE - residential	42,441	—	42,441	—
State and political Subdivision	19,026	—	19,026	—
Total Available-For-sale debt securities	$68,681	$568	$68,113	$—

Equity securities:
FHLMC stock	$374	$374	$—	$—
Community Development Corp. Stock	62	—	62	—
Mortgage servicing rights	254	—	254	—
Total	$69,371	$942	$68,429	$—

December 31, 2024:
Available-for Sale debt securities:
U.S. Government and federal agency	$7,967	$1,626	$6,341	$—
Mortgage-backed: GSE - residential	38,858	—	38,858	—
State and political subdivision	19,833	—	19,833	—
Total Available-for-sale debt securities	$66,658	$1,626	$65,032	$—

Equity securities:
FHLMC Stock	$263	$263	$—	$—
Community Development Corp. Stock	62		62
Mortgage servicing rights	254	—	254	—
Total	$67,237	$1,889	$65,348	$—

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

The carrying value and estimated fair value of financial instruments follow:

September 30, 2025
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$9,143	$9,143	$—	$—
Available-for-sale debt securities	68,681	568	68,113	—
Held-to-maturity debt securities	6,394	—	6,394	—
Equity securities	436	374	62	—
Loans	108,953	—	—	105,170
Interest receivable	755	755	—	—
Federal Home Loan Bank Stock	354	—	—	354
Cash surrender value of bank-owned life insurance	4,059	—	—	4,059
Financial liabilities:
Deposits	163,060	—	—	149,532
Interest payable	2	2	—	—

December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$16,256	$16,256	$—	$—
Available-for-sale debt securities	66,658	1,626	65,032	—
Held-to-maturity debt securities	8,168	—	8,140	—
Equity securities	325	263	62	—
Loans	96,274	—	—	90,996
Interest receivable	733	733	—	—
Federal Home Loan Bank Stock	347	—	—	347
Cash surrender value of bank-owned life insurance	3,979	—	—	3,979
Financial liabilities:
Deposits	159,587	—	—	143,604
Interest payable	7	7	—	—

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2025 and December 31, 2024.

Fair Value Measurements Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

December 31, 2024:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

During the nine months ended September 30, 2025, one loan with a carrying value of $8 was recorded down to it’s fair value of $0 by recognizing a valuation allowance of $8. During the nine months September 30, 2024, there were no loans were determined to have credit losses where a specific valuation allowance was needed.

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency. Appraisers are selected from the list of approved independent appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by the management by comparison to historical results.

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

At September 30, 2025, the Company had granted unused lines of credit to borrowers aggregating approximately $3,720 and $1,182 for commercial lines and open-end consumer lines, respectively. At December 31, 2024, the Company had granted unused lines of credit to borrowers aggregating approximately $2,911 and $1,251 for commercial lines and open-end consumer lines, respectively.

Note 17: Government Assistance

On October 31, 2012, the Company entered into a settlement agreement on the foreclosure of the Country Aire Subdivision in LaSalle, IL whereby the Company assumed the rights and responsibility as the developer of this subdivision. This subdivision was granted a Tax Incremental Financing (TIF) district by the City of LaSalle in 2004. The previous developer did not complete the terms of the TIF agreement, thus the Company entered into an agreement with the City of LaSalle to meet the requirements of the TIF agreement and then receive the incentives upon completion of all terms of the agreement. The City of LaSalle accepted the subdivision on October 25, 2016. Because the incentives are based on the incremental taxes generated from the sale of the lots and the building of homes the Company continued to market and sell lots with the final contract in 2019. At December 31, 2019, the Company had met all the requirements and had all lots sold therefore a TIF receivable was recorded for the estimated value of funds to be received from the City of Lasalle over the remaining term of the TIF district. Each year end the Company evaluates the TIF receivable based on the 3rd party TIF administrator’s estimated value of homes, their incremental taxes and the developer’s share of the incremental taxes. The receivable for these funds are included in Other Assets on the Consolidated Balance Sheets and changes to the valuation are adjusted through Other Non-interest Income on the Consolidated Statements of Income. The balance of this receivable was $331 and $449 as of September 30, 2025 and December 31, 2024, respectively.

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

The annual contribution to the ESOP was made during the year ended December 31, 2024, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $17 and $14 for the three months ended September 30, 2025 and 2024, respectively, and $45 and $39 for nine months ended September 30, 2025 and 2024, respectively, and $53 for the year ended December 31, 2024.

At December 31, 2024, there were 11,040 shares allocated to participants. There were 4,140 shares committed to be released to participants and 122,820 unallocated shares as of September 30, 2025. The fair value of unallocated ESOP shares totaled $1.4 million and $1.4 million at September 30, 2025 and December 31, 2024, respectively.

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

Earnings per common share for the three and nine months ended September 30, 2025 and 2024 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Net income	$416	$242	$1,139	$792
Weighted shares outstanding for basic EPS
Weighted average shares outstanding	1,725,000	1,725,000	1,725,000	1,725,000
Less: Weighted average unallocated ESOP shares	(123,510)	(129,030)	(124,890)	(130,410)
Less: Weighted average Treasury shares	(131,818)	(40,000)	(93,516)	(40,000)
Add: Weighted average shares in Rabbi Trust for Deferred Compensation Plan	40,000	40,000	40,000	40,000
Weighted average shares outstanding for basic EPS	1,509,672	1,595,970	1,546,594	1,594,590
Additional dilutive shares	—	—	—	—
Weighted average shares outstanding for dilutive EPS	1,509,672	1,595,970	1,546,594	1,594,590
Basic income per share	$0.28	$0.15	$0.74	$0.50
Diluted income per share	$0.28	$0.15	$0.74	$0.50

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 20 – STOCK BASED COMPENSATION

Stock-Based Compensation Plans

On May 22, 2025, the Company’s stockholders approved the PFS Bancorp, Inc. 2025 Equity Incentive Plan (the “Plan”). A total of 172,500 stock options and 69,000 restricted shares were approved for award. As of September 30, 2025, 69,000 shares of common stock remained available for grant as stock options, and 27,600 shares of common stock remained available for award of restricted stock the Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted OTC market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that the options are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of PFS Bancorp, Inc. stock for the weighted average lifetime period prior to issuance date. The following assumptions were used in estimating the fair value of options granted during the nine months ended September 30, 2025:

Nine Months Ended
September 30, 2025

Dividend yield	—%
Risk-free interest rate	4.21%
Expected volatility	16.9%
Weighted average expected life (years)	6.5
Weighted average per share value of options	$3.30

A summary of the Company’s stock option activity for the nine months ended September 30, 2025 is presented below.

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding December 31, 2024	—	—	—	—
Granted	103,500	$11.06	9.9	$3,795
Exercised	—	—	—	—
Forfeited	—	—	—	—
Vested shares expired	—	—	—	—
Outstanding September 30, 2025	103,500	$11.06	9.9	$3,795
Options exercisable at September 30, 2025	—	—	—	—

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes information about the Company’s nonvested stock option activity for the nine months ended September 30, 2025:

Stock Options	Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at December 31, 2024	—	—
Granted	103,500	$3.30
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2025	103,500	$3.30

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $23 and $0 in stock option expense during the three months ended September 30, 2025 and 2024, respectively, and $23 and $0 in stock option expense during the nine months ended September 30, 2025 and 2024, respectively.

At September 30, 2025, the Company had $319 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 5 years.

The following table summarizes information about the Company’s restricted stock activity for the nine months ended September 30, 2025:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at December 31, 2024	—	—
Granted	41,400	$11.06
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2025	41,400	$11.06

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $30 and $0 in restricted stock expense during the three months ended September 30, 2025 and 2024, respectively and recognized $30 and $0 in restricted stock expense during the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, the Company had $428 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 5 years.

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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets. Total assets increased $5.3 million, or 2.7%, from $197.6 million at December 31, 2024 to $203.0 million at September 30, 2025. The increase was primarily comprised of an increase in net loans of $12.7 million funded by a $3.5 increase in deposits and a $7.2 million decrease in cash and cash equivalents.

Cash and Due from Banks. Cash and due from banks decreased by $7.2 million, or 44.2%, to $9.1 million at September 30, 2025 compared to $16.3 million at December 31, 2024. This decrease was primarily due to the funding of the increase in loans.

Available-for-Sale Investment Securities. Available-for-sale investment securities increased by $2.0 million, or 3.0%, to $68.7 million at September 30, 2025 from $66.7 million at December 31, 2024. The increase was a result of purchases of available-for-sale securities of $7.1 million during the nine months ended September 30, 2025 which was partially offset by principal payments on mortgage-backed securities and collateralized mortgage obligation securities and by maturities. The market value adjustment on available-for-sale investment securities improved by $2.2 million during the nine months ended September 30, 2025 due to decreases in market interest rates.

Held-to-Maturity Investment Securities. Held-to-maturity investment securities decreased by $1.8 million, or 21.9%, to $6.4 million at September 30, 2025 from $8.2 million at December 31, 2024, due to maturities. There were no purchases of held-to-maturity securities during the nine months ended September 30, 2025.

Loans, Net. Loans, net, increased $12.7 million or 13.2%, to $109.0 million at September 30, 2025 compared to $96.3 million at December 31, 2024. One-to four-family residential mortgage loans increased $2.7 million, or 4.1%, from $65.7 million at December 31, 2024 to $68.4 million at September 30, 2025. Commercial real estate loans increased $8.0 million, or 37.4%, from $21.4 million at December 31, 2024 to $29.4 million at September 30, 2025. Construction and land development loans increased by $62,000, or 3.8%, from $1.6 million at December 31, 2024 to $1.7 million at September 30, 2025. Commercial loans increased $1.3 million, or 27.7%, from $4.7 million at December 31, 2024 to $6.0 million at September 30, 2025. Consumer loans increased $715,000, or 20.6%, from $3.5 million at December 31, 2024 to $4.2 million at September 30, 2025.

During the nine months ended September 30, 2025, the Company originated $27.4 million in loans consisting of $8.1 million in one-to four-family residential mortgage loans, $14.4 million in commercial real estate loans, $2.5 million in commercial loans and $2.4 million in consumer loans.

Deposits. Deposits increased $3.5 million, or 2.2%, from $159.6 million at December 31, 2024 to $163.1 million at September 30, 2025. Non-maturity deposits decreased $1.8 million, or 2.0%, from $91.0 million at December 31, 2024 to $89.2 million at September 30, 2025. Time deposits increased by $5.4 million, or 7.7% from $68.6 million at December 31, 2024 to $73.9 at September 30, 2025. The majority of the time deposit increase were into certificates of deposit with maturities of less than one year.

Total Stockholders’ Equity. Total stockholders’ equity was $38.4 million at September 30, 2025, an increase of $1.6 million or 4.4%, from $36.7 million at December 31, 2024. The increase is due to net income of $1.1 million, a positive change in accumulated other comprehensive income of $1.7 million. In addition, the Company purchased $1.2 million of treasury shares during the nine months ended September 30, 2025.

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

	Three Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$11,580	$105	3.62%	$13,881	$164	4.71%
Available-for-sale debt securities	69,827	571	3.27	70,055	539	3.08
Held-to-maturity debt securities	6,582	77	4.67	8,542	100	4.69
Equity securities	352	—	—	170	—	—
Loans, net	106,407	1,501	5.64	93,679	1,209	5.16
Federal Home Loan Bank stock	354	4	4.78	347	5	5.51
Total interest-earning assets	195,102	2,258	4.63	186,674	2,017	4.32
Noninterest-earning assets	9,538			9,794
Total assets	$204,640			$196,468

Interest-bearing liabilities:
Regular savings deposits	$35,096	12	0.14%	$29,092	13	0.18%
NOW savings deposits	19,047	13	0.27	18,785	12	0.25
Money market deposits	25,519	106	1.65	27,306	112	1.64
Time deposits	73,164	698	3.82	64,807	639	3.94
Total interest-bearing deposits	152,826	829	2.17	139,990	776	2.22
Federal Home Loan Bank advances	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	152,826	829	2.17%	139,990	776	2.22%
Noninterest-bearing demand deposits	18,021			24,702
Other noninterest-bearing liabilities	3,407			3,222
Total liabilities	174,254			167,914
Total equity capital	30,386			28,554
Total liabilities and equity capital	$204,640			$196,468
Net interest income		$1,429			$1,241
Net interest rate spread (1)			2.46%			2.10%
Net interest-earning assets (2)	$42,276			$46,684
Net interest margin (3)			2.93%			2.66%
Average interest-earning assets to interest-bearing liabilities	127.66%			133.35%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income annualized divided by average total interest-earning assets.

	Three Months Ended September 30, 2025 vs. 2024
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(27)	$(32)	$(59)
Available-for-sale debt securities	(1)	33	32
Held-to-maturity debt securities	(23)	—	(23)
Equity securities	—	—	—
Loans, net	164	128	292
Federal Home Loan Bank stock	—	(1)	(1)
Total interest-earning assets	113	128	241

Interest-bearing liabilities:
Regular savings deposits	3	(4)	(1)
NOW savings deposits	—	1	1
Money market deposits	(7)	1	(6)
Time deposits	82	(23)	59
Total deposits	78	(25)	53
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	78	(25)	53

Change in net interest income	$35	$153	$188

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

General. Net income for the three months ended September 30, 2025 was $416,000, an increase of $174,000, or 71.9%, compared to $242,000 for the three months ended September 30, 2024.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2025 increased by $241,000, or 11.9%, from $2.0 million for the three months ended September 30, 2024 to $2.3 million for the three months ended September 30, 2025. This increase is a result of a $292,000, or 24.2%, increase in loan interest and fees, and a $32,000, or 5.9%, increase in interest from available-for-sale investments, partially offset by a $59,000, or 36.0%, decrease in interest on cash and cash equivalents, and a $23,000, or 23%, decrease in interest from held-to-maturity investments .

The average balance of loans during the three months ended September 30, 2025, increased by $12.7 million or 13.6%, from the average balance for the three months ended September 30, 2024, while the average yield on loans increased to 5.64% for the three months ended September 30, 2025, from 5.16% for the three months ended September 30, 2024. The increase in average yield on loans was due to higher market interest rates and increases in higher yielding commercial loans.

The average balance of available-for-sale debt securities decreased by $228,000, or 0.3%, to $69.8 million for the three months ended September 30, 2025, from $70.1 million for the three months ended September 30, 2024, while the average yield on available-for-sale debt securities increased to 3.27% for the three months ended September 30, 2025 from 3.08% for the three months ended September 30, 2024. This increase in yield was due to higher market interest rates.

The average balance of held-to-maturity debt securities decreased by $1.9 million, or 22.4%, to $6.6 million for the three months ended September 30, 2025, from $8.5 million for the nine months ended September 30, 2024, while the average yield on held-to-maturity debt securities decreased to 4.67% for the three months ended September 30, 2025, from 4.69% for the three months ended September 30, 2024. This decrease in yield due to maturity of higher yielding investments during the current period.

Interest Expense. Interest expense for the three months ended September 30, 2025 increased by $54,000, or 6.8%, to $829,000 for the three months ended September 30, 2025 from $776,000 for the three months ended September 30, 2024.

This increase is a result of higher interest bearing deposit balances. The Company experienced a small increase in the average rate for NOW savings and money market deposits while the average rate for regular savings and time deposits decreased as market interest rates began to decline during the period for these deposit products.

The average balance of regular savings deposits increased by $6.0 million, or 20.6%, to $35.1 million for the three months ended September 30, 2025, from $29.1 million for the three months ended September 30, 2024, while the average rate on regular savings deposits decreased to 0.14% for the three months ended September 30, 2025, from 0.18% for the three months ended September 30, 2024.

The average balance of NOW savings deposits increased by $262,000, or 1.4%, to $19.0 million for the three months ended September 30, 2025, from $18.8 million for the three months ended September 30, 2024, while the average rate on NOW savings deposits increased to 0.27% for the three months ended September 30, 2025, from 0.25% for the three months ended September 30, 2024.

The average balance of money market deposits decreased by $1.8, or 6.6%, to $25.5 million for the three months ended September 30, 2025, from $27.3 million for the three months ended September 30, 2024, while the average rate on money market deposits increased to 1.65% for the three months ended September 30, 2025, from 1.64% for the three months ended September 30, 2024. This decrease in rate and balance resulted from a shift of higher balance money market accounts into higher yielding certificates of deposits.

The average balance of time deposits increased by $8.4 million, or 13.0%, to $73.2 million for the three months ended September 30, 2025, from $64.8 million for the three months ended September 30, 2024, while the average rate on time deposits decreased to 3.82% for the three months ended September 30, 2025, from 3.94% for the three months ended September 30, 2024. This decrease in rate resulted from lower market interest rates.

Net Interest Income. Net interest income for the three months ended September 30, 2025 was $1.4 million, an increase of $188,000, or 15.1%, from the $1.2 million for the three months ended September 30, 2024. The increase was due to the net interest rate spread increasing to 2.46% for the three months ended September 30, 2025, from 2.10% for the three months ended September 30, 2024 despite a decrease in average net interest earning assets of $4.4 million, or 9.4%, to $42.3 million for the three months ended September 30, 2025, from $46.7 million for the three months ended September 30, 2024.

Provision for Credit Losses. The provision for credit losses for the three months ended September 30, 2025, was $40,000 compared to $113,000 for the three months ended September 30, 2024. The decrease was due to a larger specific reserve for the three months ended September 30, 2024 while there were no specific reserves during the three months ended September 30, 2025. The allowance for credit losses was $847,000, or 0.77% of total loans, at September 30, 2025.

Noninterest Income. Noninterest income increased $89,000, or 53.0%, to $257,000 for the three months ended September 30, 2025, compared to $168,000 for the three months ended September 30, 2024. Customer service fee income increased $5,000, other noninterest income increased by $86,000 due to increase market value of equity securities, and loan servicing decreased by $2,000.

Noninterest Expense. Noninterest expense increased $76,000, or 7.6%, to $1.1 million for the three months ended September 30, 2025, from $1.1 million for the three months ended September 30, 2024. During the three months ended September 30, 2025, salaries and benefits increased $45,000 primarily due to stock incentive plan expenses, occupancy expenses increased $2,000, deposit insurance premiums increased $1,000, professional fees increased $39,000 primarily due to additional attorney fees related to the stock incentive plan, and other non-interest expense increased by $7,000, while printing and office supplies decreased by $4,000, depreciation decreased by $5,000, and data processing expense decreased by $10,000 primarily due to savings from contract renegotiation.

Provision for Income Taxes. The provision for income taxes increased $100,000, or 555.6%, to $118,000 for the three months ended September 30, 2025, compared to $18,000 for the three months ended September 30, 2024. The increase was a primarily due to a $274,000, or 105.4% increase in income before taxes for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

	Nine Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$15,622	436	3.72%	$17,070	$606	4.74%
Available-for-sale debt securities	69,473	1,703	3.27	68,520	1,563	3.04
Held-to-maturity debt securities	7,433	248	4.45	8,776	295	4.48
Equity securities	333	3	1.13	143	3	2.34
Loans, net	102,344	4,235	5.52	91,881	3,414	4.95
Federal Home Loan Bank stock	352	12	4.72	347	14	5.52
Total interest-earning assets	195,557	6,637	4.53%	186,737	5,895	4.21%
Noninterest-earning assets	9,733			9,937
Total assets	$205,290			$196,674

Interest-bearing liabilities:
Regular savings deposits	$33,042	$37	0.15%	$30,667	$38	0.17%
NOW savings deposits	19,980	37	0.25	18,778	36	0.26
Money market deposits	25,837	318	1.64	27,573	331	1.60
Time deposits	71,614	2,063	3.84	63,373	1,768	3.72
Total interest-bearing deposits	150,473	2,455	2.18%	140,391	2,173	2.06%
Federal Home Loan Bank advances	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	150,473	2,455	2.18%	140,391	2,173	2.06%
Noninterest-bearing demand deposits	22,057			25,368
Other noninterest-bearing liabilities	3,302			3,170
Total liabilities	175,832			168,929
Total equity capital	29,458			27,745
Total liabilities and equity capital	$205,290			$196,674
Net interest income		$4,182			$3,722
Net interest rate spread (1)			2.35%			2.15%
Net interest-earning assets (2)	$45,084			$46,346
Net interest margin (3)			2.85%			2.66%
Average interest-earning assets to interest-bearing liabilities	129.96%			133.01%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income annualized divided by average total interest-earning assets.

	Nine Months Ended September 30, 2025 vs. 2024
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(51)	$(119)	$(170)
Available-for-sale debt securities	22	118	140
Held-to-maturity debt securities	(45)	(2)	(47)
Equity securities	3	(3)	—
Loans, net	389	432	821
Federal Home Loan Bank stock	—	(2)	(2)
Total interest-earning assets	318	424	742

Interest-bearing liabilities:
Regular savings deposits	3	(4)	(1)
NOW savings deposits	2	(1)	1
Money market deposits	(21)	8	(13)

Time deposits	230	65	295
Total deposits	214	68	282
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	214	68	282

Change in net interest income	$104	$356	$460

Comparison of Operating Results for the nine months Ended September 30, 2025 and 2024

General. Net income for the nine months ended September 30, 2025 was $1.1 million, an increase of $347,000, or 43.8%, compared to $792,000 for the nine months ended September 30, 2024 as a result of net interest income increasing by $460,000, non-interest income increasing $71,000, partially offset non-interest expenses increasing by $25,000, and provision for income taxes increasing by $152,000.

Interest and Dividend Income. Interest and dividend income for the nine months ended September 30, 2025 increased by $742,000, or 12.6%, from $5.9 million for the nine months ended September 30, 2024 to $6.6 million for the nine months ended September 30, 2025. This increase is a result of a $821,000, or 24.0%, increase in loan interest and fees, and a $93,000, or 5.0%, increase in interest from debt securities, partially offset by a $170,000, or 28.1%, decrease in interest on cash and cash equivalents.

The average balance of loans during the nine months ended September 30, 2025, increased by $10.5 million or 11.4%, from the average balance for the nine months ended September 30, 2024, while the average yield on loans increased to 5.52% for the nine months ended September 30, 2025, from 4.95% for the nine months ended September 30, 2024. The increase in average yield on loans was due to higher market interest rates.

The average balance of available-for-sale debt securities increased by $953,000, or 1.4%, to $69.5 million for the nine months ended September 30, 2025, from $68.5 million for the nine months ended September 30, 2024, while the average yield on available-for-sale debt securities increased to 3.27% for the nine months ended September 30, 2025 from 3.04% for the nine months ended September 30, 2024. This increase in yield was due to higher market interest rates.

The average balance of held-to-maturity debt securities decreased by $1.4 million, or 15.9%, to $7.4 million for the nine months ended September 30, 2025, from $8.8 million for the nine months ended September 30, 2024, while the average yield on held-to-maturity debt securities decreased to 4.45% for the nine months ended September 30, 2025, from 4.48% for the nine months ended September 30, 2024. This decrease in yield due to maturity of higher yielding investments during the current period.

Interest Expense. Interest expense for the nine months ended September 30, 2025 increased by $282,000, or 12.8%, to $2.5 million for the nine months ended September 30, 2025 from $2.2 million for the nine months ended September 30, 2024. This increase is a result of higher market interest rates. This increase is a result of higher interest bearing deposit balances. The Company experienced increases in the average rate on money market and time deposits while the average rate for regular savings and NOW savings decreased as market interest rates began to decline during the period for these deposit products.

The average balance of regular savings deposits increased by $2.3 million, or 7.5%, to $33.0 million for the nine months ended September 30, 2025, from $30.7 million for the nine months ended September 30, 2024, while the average rate on regular savings deposits decreased to 0.15% for the nine months ended September 30, 2025, from 0.17% for the nine months ended September 30, 2024.

The average balance of NOW savings deposits increased by $1.2 million, or 6.4%, to $20.0 million for the nine months ended September 30, 2025, from $18.8 million for the nine months ended September 30, 2024, while the average rate on NOW savings deposits decreased to 0.25% for the nine months ended September 30, 2025, from 0.26% for the nine months ended September 30, 2024.

The average balance of money market deposits decreased by $1.8 million, or 6.5%, to $25.8 million for the nine months ended September 30, 2025, from $27.6 million for the nine months ended September 30, 2024, while the average rate on money market deposits increased to 1.64% for the nine months ended September 30, 2025, from 1.60% for the nine months ended September 30, 2024. This increase in rate resulted from higher market interest rates.

The average balance of time deposits increased by $8.2 million, or 12.9%, to $71.6 million for the nine months ended September 30, 2025, from $63.4 million for the nine months ended September 30, 2024, while the average rate on time deposits increased to 3.84% for the nine months ended September 30, 2025, from 3.72% for the nine months ended September 30, 2024. This increase in rate resulted from higher market interest rates.

Net Interest Income. Net interest income for the nine months ended September 30, 2025 was $4.2 million, an increase of $460,000, or 12.4%, from the $3.7 million for the nine months ended September 30, 2024. The increase was due to an decrease in average net interest earning assets of $1.2 million, or 2.6%, to $45.1 million for the nine months ended September 30, 2025, from $46.3 million for the nine months ended September 30, 2024 while the net interest rate spread increased to 2.35% for the nine months ended September 30, 2025, from 2.15% for the nine months ended September 30, 2024.

Provision for Credit Losses. The provision for credit losses for the nine months ended September 30, 2025, was $153,000 compared to $146,000 for the nine months ended September 30, 2024. The increase was due to increase in loan balances, and no specific reserves were recorded during the quarter. The allowance for credit losses was $847,000, or 0.77% of total loans, at September 30, 2025.

Noninterest Income. Noninterest income increased $71,000, or 13.2%, to $608,000 for the nine months ended September 30, 2025, compared to $537,000 for the nine months ended September 30, 2024. Commission income decreased $4,000, Customer service fees income increased $8,000, other noninterest income increased by $73,000 and loan servicing fees decreased by $6,000.

Noninterest Expense. Noninterest expense increased $25,000, or 0.8%, to $3.2 million for the nine months ended September 30, 2025, from $3.2 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, salaries and benefits increased $45,000 primarily due to stock incentive plan expenses, occupancy expenses increased $24,000, printing and office supplies increased $6,000, deposit insurance premiums increased by $6,000, professional fees increased $33,000 primarily due to additional attorney fees related to the stock incentive plan, other non-interest expenses increased by $5,000, while depreciation decreased by $20,000 and data processing expense decreased by $76,000 primarily due to savings from contract renegotiation.

Provision for Income Taxes. The provision for income taxes increased $152,000, or 93.3%, to $315,000 for the nine months ended September 30, 2025, compared to $163,000 for the nine months ended September 30, 2024. The increase was primarily due to a $499,000, or 52.3% increase in income before taxes for the nine months ended September 30, 2025 compared to nine months ended September 30, 2024.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from a correspondent bank. At September 30, 2025, we had no borrowings from the Federal Home Loan Bank of Chicago but had the capacity to borrow $48.5 million. At September 30, 2025, we had no borrowings from correspondent banks but had the capacity to borrow $9.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the nine months ended September 30, 2025, cash flows from operations, investing, and financial activities resulted in a net decrease in cash and cash equivalents of $7.1 million. Net cash provided from operating activities amounted to $1.5 million, primarily due to net income of $1.1 million, $16,000 from net amortization of premiums and discount from available-for-sale debt securities, $70,000 from the decrease in other assets and income tax receivable, and $193,000 from the increase in interest payable and other liabilities, partially offset by the change in fair value of equity securities of $111,000, earnings of $80,000 on cash surrender value of life insurance and decrease in interest receivable of $22,000. Net cash provided by financing activities amounted to $2.2 million, primarily due to a net increase in certificates of deposit of $5.4 million, partially offset by a decrease in demand deposits, money markets, NOW and savings accounts of $1.8 million and $1.2 million of treasury stock purchased. Net cash used in investing activities amounted to $10.9 million, primarily due to purchases of available-for-sale investments of $7.1 million, an increase in loans of $12.8 million, partially offset with proceeds from maturities of available-for-sale investment securities of $7.3 million and maturities of held-to-maturity debt securities of $1.8 million.

We believe we maintain a strong liquidity position and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

PFS Bancorp, Inc. is a separate legal entity from Peru Federal Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At September 30, 2025, the Company (on an unconsolidated basis) had liquid assets of $5.6 million.

At September 30, 2025, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 12 to the notes to consolidated financial statements appearing elsewhere in this report.

Off-Balance Sheet Arrangements

At September 30, 2025, we had $5.8 million of outstanding commitments to originate loans, $595,000 of which represents the balance of remaining funds to be disbursed on construction loans in process, $3.7 million in unused commercial line of credit commitments, $1.1 million of unfunded home equity loans, $50,000 of unfunded consumer line of credit, and $298,000 of commitments to fund new closed-end residential real estate loans. At September 30, 2025, certificates of deposit that are scheduled to mature on or before September 30, 2026 totaled $61.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.

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

The following table sets forth, as of September 30, 2025 the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At September 30, 2025
		Estimated Increase (Decrease) in		EVE as a Percentage of Present
		EVE		Value of Assets (3)
					Increase
Change in Interest	Estimated				(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)

	(Dollars in thousands)
300	32,121	(13,812)	(30.07)	18.23	(482.00)
200	37,127	(8,806)	(19.17)	20.18	(287.00)
100	41,872	(4,061)	(8.84)	21.87	(118.00)
Level	45,933	—	—	23.05	—
(100)	47,359	1,426	3.10	23.10	5.00
(200)	47,369	1,436	3.13	22.54	(51.00)
(300)	46,144	211	0.46	21.49	(156.00)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Change in Net Interest Income. The following table sets forth, at September 30, 2025, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At September 30, 2025
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
	(Dollars in thousands)
300	$5,808	(4.40)%
200	5,894	(2.98)%
100	5,987	(1.45)%
Level	6,075	—%
(100)	6,095	0.33%
(200)	6,156	1.33%
(300)	6,126	0.84%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not subject to any pending legal proceedings. The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

July 1, 2025 through July 31, 2025	7,465	$11.22	7,465
August 1, 2025 through August 31, 2025	2,740	$11.81	2,740
September 1, 2025 through September 30, 2025	37,495	12.50	37,495

Total	47,700	$11.62	47,700	56,832

(1)	On December 4,2024, the Company authorized a stock repurchase program for up to 172,500 shares of common stock, representing 10% of shares then outstanding. The program was publicly announced on December 5, 2024. The Company intends to conduct repurchases on the open market, including y means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors. There is no guarantee as to the number of shares that the Company may ultimately repurchase. The Company may suspend or discontinue the program at any time.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC regulations S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of PFS Bancorp, Inc. (1)

3.2	Bylaws of PFS Bancorp, Inc. (2)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended September 30, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

Date: November 6, 2025
Eric J. Heagy
President, Chief Executive Officer
and Chief Financial Officer