Form 10-K
period 2025-12-31
PFS Bancorp, Inc.
filed 2026-03-25
CIK 1967656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the end of the most recently completed second fiscal quarter was $17,949,055.

As of March 25, 2026, there were 1,549,393 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

The Company is a registered savings and loan holding company subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company conducts its operations primarily through its wholly owned subsidiary, Peru Federal. At December 31, 2025, the Company had total consolidated assets of $207.0 million, loans of $108.9 million, deposits of $166.5 million, and stockholders’ equity of $39.0 million.

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

The economy of LaSalle County is historically agricultural, but it has a mix of healthcare, manufacturing and services. Major employers in LaSalle County include OSF Saint Elizabeth Medical Center, Wal-Mart Distribution Center, Constellation Energy – LaSalle County Generating Station, Vactor Manufacturing, Ace Hardware Distribution Center, and Martin Engineering. Agricultural production is primarily focused on corn, soybeans and other crops.

Competition

We face strong competition within our primary market area both in making loans and attracting retail deposits. Our market area includes large money center and regional banks, community banks and savings institutions, and credit unions. We also face competition for loans from mortgage banking firms, consumer finance companies, credit unions, and fintech companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. At June 30, 2025 (the most recent date for which Federal Deposit Insurance Corporation, referred to as the “FDIC” throughout this annual report, is publicly available), we were ranked 8th among the 22 FDIC-insured financial institutions with offices in LaSalle County, with a deposit market share of 4.4%.

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

	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
One- to four-family residential	$65,832	60.07%	$62,982	65.00%
Multi-family	2,752	2.51	2,357	2.43
Commercial	26,676	24.34	19,055	19.66
Construction and land development	1,533	1.40	1,637	1.69
Commercial loans	5,700	5.20	4,656	4.80
Home equity loans and lines of credit	3,365	3.07	2,739	2.83
Consumer loans	3,737	3.41	3,479	3.59
	109,595	100.00%	96,905	100.00%
Deferred loan costs	116		69
Less: Allowance for credit losses	842		700
Net loans	$108,869		$96,274

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Because the tables present contractual maturities and do not reflect repricing or the effect of prepayments, actual maturities may differ.

					Home
	One- to	Multi-Family			Equity
	Four-Family	and	Construction		Loans and
	Residential	Commercial	and Land		Lines of
	Real Estate	Real Estate	Development	Commercial	Credit	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$56	$805	$—	$305	$10	$310	$1,486
After one year through two years	105	—	—	329	165	236	835
After two years through three years	213	1,141	—	538	73	531	2,496
After three years through five years	1,110	1,738	—	764	189	1,440	5,241
After five years through 10 years	8,945	2,084	43	1,408	2,518	754	15,752
After 10 years through 15 years	10,655	2,745	68	1,535	332	352	15,687
After 15 years	44,748	20,915	1,422	821	78	114	68,098
Total	$65,832	$29,428	$1,533	$5,700	$3,365	$3,737	$109,595

The following table sets forth our fixed and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2025.

	Due After December 31, 2026
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family residential	$62,494	$3,338	$65,832
Multi-family	2,752	—	2,752
Commercial	12,835	13,841	26,676
Construction and land development	1,027	506	1,533
Commercial loans	4,381	1,319	5,700
Home equity loans and lines of credit	3,034	331	3,365
Consumer loans	3,737	—	3,737
Total loans	$90,260	$19,335	$109,595

One- to Four-Family Residential Mortgage Lending. At December 31, 2025, one-to four-family residential mortgage loans totaled $65.8 million, or 60.1% of total loans. Our one- to four-family residential real estate loans are primarily secured by properties located in our primary market area.

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

Multi-Family Real Estate Loans. At December 31, 2025, multi-family real estate loans totaled $2.8 million, or 2.5% of total loans. Our multi-family real estate loans are primarily secured by properties located in our primary market area. Multi-family real estate loans are generally adjustable rate loans for terms up to 20 years, with the interest rate fixed over the initial 5-year, 7-year or 10-year period. The initial interest rate is a negotiated rate, and the interest rate during the adjustable-rate period resets annually based on the Wall Street Journal prime rate, plus a 1% margin. We generally limit the loan-to-value ratios of our multi-family real estate to 75% of the purchase price or appraised value, whichever is lower.

Commercial Real Estate Loans. At December 31, 2025, commercial real estate loans totaled $26.7 million, or 24.3% of total loans, of which $1.6 million was secured by agricultural properties. Our commercial real estate loans are generally secured primarily by owner-occupied properties including warehouses, storage units, and store fronts. Our commercial real estate loans are generally adjustable rate loans with a negotiated interest rate. The interest rate is fixed for the initial term of five, seven or ten years, and then adjusts yearly thereafter based on the prime rate, plus a margin. Commercial real estate loans generally have terms up to 20 years. We generally limit the loan-to-value ratios of our commercial mortgage loans to 75% of the purchase price or appraised value, whichever is lower.

At December 31, 2025, our largest commercial real estate loan had an outstanding balance of $2.1 million and is secured by a multi-use commercial property. At December 31, 2025, this loan was performing according to its original terms.

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

Construction and Land Development Loans. At December 31, 2025, construction and land development loans totaled $1.5 million, or 1.4% of total loans. We make residential construction loans, primarily to individuals for the construction of their primary residences and occasionally to contractors and builders of single-family homes. We do not make speculative residential construction loans, which are construction loans to a builder where there is not a contract in place for the purchase of the home at the time the construction loan is originated. Our residential construction loans are structured as construction/permanent loans where after a one year construction period the loan converts to a permanent one-to four-family residential mortgage loan. Our residential construction loans are underwritten to the same guidelines for permanent residential mortgage loans. At December 31, 2025, our largest residential construction loan amounted to $508,000, of which $250,000 had been disbursed.

We occasionally make commercial construction loans, which are structured as construction/permanent loans where after a one year construction period the loan converts to a permanent commercial mortgage loan. Our commercial construction loans are underwritten to the same guidelines for commercial mortgage loans. At December 31, 2025, there were no commercial construction loans outstanding.

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

We also make a limited amount of land development loans to complement our construction lending activities, as such loans are generally secured by lots to be used for residential development. At December 31, 2025, our largest land loan had an outstanding balance of $68,000. At December 31, 2025, this loan was performing according to its original terms.

Commercial Loans. At December 31, 2025, commercial loans totaled $5.7 million, or 5.2% of total loans. Commercial loans include both term loans and lines of credit. Term loans are generally fixed rate and have terms of up to six years. Lines of credit are based on the prime rate, plus a margin, and have terms of up to 24 months. These loans are generally secured by business assets, such as equipment, inventory and accounts receivable. Depending on the collateral used to secure the loans, commercial loans are made in amounts of up to 75% of the value of the collateral securing the loan.

When making commercial loans, we consider the financial statements of the borrower, our lending history with the borrower, the debt service capabilities and global cash flows of the borrower and other guarantors, the projected cash flows of the business and the value of the collateral, accounts receivable, inventory and equipment.

At December 31, 2025, our largest commercial loan totaled $1.4 million and is secured by equipment. At December 31, 2025, this loan was performing according to its original terms.

Home Equity Loans and Lines of Credit. At December 31, 2025, home equity loans and lines of credit totaled $3.4 million, or 3.1% of total loans. Home equity loans are generally fixed-rate loans for terms of five, seven or 10 years. The interest rate for home equity lines of credit are based on the prime rate. The loan to value ratio for home equity loans and lines of credit is generally up to 90%, taking into account any superior mortgage on the collateral property.

Consumer Loans. At December 31, 2025, consumer loans totaled $3.7 million, or 3.4% of total loans. Our consumer loan portfolio generally consists of loans secured predominately by automobiles and trucks (new and used). Consumer loans have fixed interest rates and terms up to five years, with loan to value ratios generally up to 100% of invoice price (for new vehicles) or 100% of the National Automobile Dealers Association trade-in value (for used vehicles).

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

We generally do not purchase loans, except for an occasional participation interest in a loan originated by another financial institution acting as the lead lender. At December 31, 2025, our largest purchased participation interest had an outstanding balance of $1.5 million, representing a 30% participation interest in a $5.0 million commercial loan secured by a national hotel chain property. At December 31, 2025, this loan was performing according to its original terms.

We generally originate loans for retention in our loan portfolio. Depending on market conditions and to manage interest rate risk, we generally sell fixed-rate one-to four-family residential mortgage loans with terms of 20 years or more, and retain the servicing rights. At December 31, 2025, we had no loans held-for-sale and the unpaid balance of loans serviced for others was $18.9 million. At December 31, 2025, the fair value of our servicing rights was $208,000.

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

By law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Peru Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2025, our largest credit relationship to one borrower had an outstanding balance of $3.0 million and is secured primarily by residential real estate. At December 31, 2025, this loan was performing according to its original terms.

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as other real estate owned until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for credit losses. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At December 31, 2025, we had no real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.

Modified Loans. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At December 31, 2025, we had one one-to four-family residential mortgage loans which was modified, with aggregate outstanding balances of $93,000.

Delinquent Loans. The following table sets forth our loan delinquencies, by type and amount at the dates indicated.

	At December 31,
	2025			2024
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due

	(In thousands)
Real estate loans:
One- to four-family residential	$534	$452	$120	$445	$219	$317
Multi-family	—	—	—	—	—	—
Commercial	23	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial loans	—	—	—	—	—	—
Home equity loans and lines of credit	—	—	—	—	—	—
Consumer loans	9	10	—	46	—	—
Total	$566	$462	$120	$491	$219	$317

Non-Performing Assets. The following table sets forth information regarding our non-performing assets at the dates indicated. There were no non-accruing modified loans included in non-accrual loans at either December 31, 2025 or December 31, 2024, respectively.

	At December 31,
	2025	2024

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential	$212	$348
Multi-family	—	—
Commercial	—	—
Construction and land development	—	—
Commercial loans	—	—
Home equity loans and lines of credit	—	—
Consumer loans	—	—
Total non-accrual loans	$212	$348
Accruing loans past due 90 days or more		—
Real estate owned:
One- to four-family residential	33	—
Multi-family	—	—
Commercial	—	—
Construction and land development	—	—
Total real estate owned	33	—
Total non-performing assets	$245	$348
Total accruing modified loans	$—	$—
Total non-performing loans to total loans	0.70%	0.87%
Total non-accruing loans to total loans	0.19%	0.36%
Total non-performing assets to total assets	0.37%	0.43%

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

Our classified and special mention assets at the dates indicated were as follows:

	At December 31,
	2025	2024

	(In thousands)
Substandard assets	$722	$844
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$722	$844
Special mention assets	$615	$637

Other Loans of Concern. At December 31, 2025, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

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

The following table sets forth activity in our allowance for credit losses for the years indicated.

	At or For the Years Ended
	December 31,
	2025	2024

	(Dollars in thousands)
Allowance for credit losses at beginning of period	$700	$675
Provision for credit losses	145	170

Charge-offs:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	(179)
Construction and land development	—	—
Commercial loans	—	(13)
Home equity loans and lines of credit	—	—
Consumer loans	(3)	(2)
Total charge-offs	(3)	(194)

Recoveries:
Real estate loans:
One- to four-family residential	—	—
Multi-family	—	—
Commercial	—	49
Construction and land development	—	—
Commercial loans	—	—
Home equity loans and lines of credit	—	—
Consumer loans	—	—
Total recoveries	—	49
Net (charge-offs) recoveries	(3)	(145)
Allowance for credit losses at end of year	$842	$700

Allowance for credit losses as a percentage of non-performing loans at end of period	110.50%	82.90%
Allowance for credit losses as a percentage of total loans outstanding at the end of period	0.77%	0.72%
Net (charge-offs) recoveries as a percentage of average loans outstanding during period	—%	—%

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

	At December 31,
	2025			2024
		Percent of			Percent of
		Allowance	Percent of		Allowance	Percent of
		in Each	Loans in		in Each	Loans in
	Allowance	Category	Each	Allowance	Category	Each
	for	to Total	Category	for	to Total	Category
	Credit	Allocated	to Total	Credit	Allocated	to Total
	Losses	Allowance	Loans	Losses	Allowance	Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family residential	$269	31.95%	60.07%	$259	37.00%	65.00%
Multi-family	42	4.99	2.51	37	5.29	2.43
Commercial	407	48.33	24.34	302	43.14	19.66
Construction and land development	11	1.31	1.40	13	1.86	1.69
Commercial loans	74	8.79	5.20	60	8.57	4.80
Home equity loans and lines of credit	14	1.66	3.07	12	1.71	2.83
Consumer loans	25	2.97	3.41	17	2.43	3.59
Total allowance	$842	100.00%	100.00%	$700	100.00%	100.00%

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

At December 31, 2025, our investment portfolio consisted of U.S. Treasury and federal agency securities, mortgage-backed securities issued by U.S. government-sponsored enterprises, and state and municipal securities. At December 31, 2025, we also owned $354,000 of Federal Home Loan Bank of Chicago stock. As a member of Federal Home Loan Bank of Chicago, we are required to purchase stock in the Federal Home Loan Bank of Chicago, which is carried at cost and classified as a restricted investment.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At December 31,
	2025			2024
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Non-interest-bearing demand deposits	$18,783	11.28%	—%	$17,952	11.25%	—%
Regular savings deposits	28,986	17.41%	0.09%	28,522	17.87%	0.09%
NOW savings deposits	17,182	10.32%	0.30%	19,439	12.18%	0.35%
Money market deposits	26,503	15.92%	1.78%	25,121	15.74%	1.65%
Time deposits	75,024	45.07%	3.72%	68,553	42.96%	3.97%
Total	$166,478	100.0%		$159,587	100.00%

At December 31, 2025 and December 31, 2024, the aggregate amount of all uninsured deposits (deposits in excess of the Federal Deposit Insurance limit of $250,000) was $18.6 million and $18.2 million, respectively. Of such deposits, preferred deposits (those secured by pledged debt securities) were $10.5 million and $8.9 million at December 31, 2025 and December 31, 2024, respectively. At December 31, 2025 and December 31, 2024, the aggregate amount of all uninsured time deposits was $5.7 million and $5.1 million, respectively. At December 31, 2025 and December 31, 2024, we had no deposits that were uninsured for any reason other than being in excess of the Federal Deposit Insurance Corporation limit.

The following table sets forth the maturity of our uninsured certificates of deposit at December 31, 2025.

At December 31, 2025
(In thousands)
Maturity Period:
Three months or less	$1,713
Over three through six months	1,475
Over six through twelve months	1,503
Over twelve months	977
Total	$5,668

Borrowings. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in it and our one- to four-family residential real estate portfolio. We may utilize these advances for asset/liability management purposes and for additional funding for our operations. Such advances may be made under several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2025 and 2024, we had no outstanding advances from the Federal Home Loan Bank of Chicago. Based on available collateral and our ownership of Federal Home Loan Bank of Chicago common stock, we had access to up to $50.4 million and $47.6 million of advances from the Federal Home Loan Bank of Chicago at December 31, 2025 and 2024, respectively. We had access up to $9 million and $9 million from lines of credit with our correspondent banks. At December 31, 2025 and 2024 we had no outstanding balances on those lines of credit.

Personnel and Human Capital Resources

As of December 31, 2025, we had 24 full-time employees and 1 part-time employee. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

The success of our business depends highly on our employees, who provide value to our customers and communities through their dedication to our business. We encourage and support the growth and development of our employees and, wherever possible, seek to fill open positions by promotion and transfer from within the organization. Continual learning and career development are advanced through internally developed training programs. We believe our ability to attract and retain employees is a key to our success and strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.

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

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2025 and 2024, Peru Federal complied with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2025 and 2024, Peru Federal complied with the qualified thrift lender test, with a percentage of qualified thrift investments to total assets of approximately 71.5% and 70.1%, respectively.

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

At December 31, 2025 and 2024, Peru Federal met the criteria for being considered “well capitalized.” For further information, see note 12 to the notes to consolidated financial statements.

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

Federal Home Loan Bank System

Peru Federal is a member of the Federal Home Loan Bank of Chicago, which is one of 11 regional Federal Home Loan Banks in the Federal Home Loan Bank System. The Federal Home Loan Bank of Chicago provides a central credit facility primarily for its member institutions. Members of the Federal Home Loan Bank of Chicago are required to acquire and hold shares of capital stock in the Federal Home Loan Bank of Chicago. Peru Federal complied with this requirement at December 31, 2025 and 2024. Based on redemption provisions of the Federal Home Loan Bank of Chicago, the stock has no quoted market value and is carried at cost. Peru Federal reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Chicago stock. At December 31, 2025 and 2024, no impairment was recognized.

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

For PFS Bancorp to be regulated by the Federal Reserve Board as savings and loan holding company rather than as a bank holding company, Peru Federal must qualify as a “qualified thrift lender” under federal regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible assets, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. At December 31, 2025, Peru Federal maintained approximately 70.1% of its portfolio assets in qualified thrift investments and was in compliance with the qualified thrift lender requirement.

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

Minimum Tax. The alternative minimum tax (“AMT”) for corporations has been repealed for tax years beginning after December 31, 2017. Any unused minimum tax credit of a corporation may be used to offset regular tax liability for any tax year. In addition, a portion of unused minimum tax credit was refundable in 2018 through 2021. The refundable portion is 50% (100% in 2021) of the excess of the minimum tax credit for the year over any credit allowable against regular tax for that year. At December 31, 2025 and 2024, Peru Federal had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a corporation may carry forward net operating losses generated in tax years beginning after December 31, 2017 indefinitely and can offset up to 80% of taxable income. At December 31, 2025 and 2024, Peru Federal had no net operating loss carrryforwards.

Capital Loss Carryovers. Generally, a corporation may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2025 and 2024, Peru Federal had no capital loss carryovers.

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

ITEM 2.Properties

At December 31, 2025, the net book value of our properties (including furniture, fixtures, improvements, and equipment) was $2.1 million. We operate from our main office located at 1730 Fourth Street, Peru, Illinois (approximately 9,405 square feet – 5,090 square feet on main floor and 4,315 square feet in basement), and a branch office located at 914 Shooting Park Road, Peru, Illinois (approximately 1,936 square feet), both of which we own. Each location has an ATM and a drive-thru. We believe that our current facility is adequate to meet our present and foreseeable needs. We currently do not have any plans or understandings to expand our office network

ITEM 3.Legal Proceedings

Periodically, we are involved in claims and lawsuits, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. At December 31, 2025, we were not a party to any pending legal proceedings that we believe would have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4.Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PFS Bancorp’s common stock is quoted on the OTCQB Market operated by OTC Markets Group under the symbol “PFSB.” As of December 31, 2025, we had 210 stockholders of record (excluding persons or entities holding stock in street name through various brokerage firms), and 1,562,319 shares of common stock outstanding.

The Company’s common stock began quotations on the OTCQB Market on October 18, 2023. For 2023, the high and low sales prices for the fourth quarter were $9.49 and $8.59, respectively. For 2024, the high and low sales prices for the first quarter were $9.56 and $8.70, respectively; for the second quarter were $9.55 and $8.55, respectively; for the third quarter were $10.15 and $9.29, respectively; and for the fourth quarter were $11.25 and $10.00, respectively. For 2025, the high and low sales prices for the first quarter were $11.13 and $10.12, respectively; for the second quarter were $11.18 and $9.89, respectively; for the third quarter were $12.70 and $11.00, respectively; and for the fourth quarter were $15.66 and $12.61, respectively. These prices are bid prices between broker-dealers published by the OTC Markets Group, do not include retail markups or markdowns or any commission to the broker-dealer, and do not necessarily reflect prices in actual transactions.

To date, PFS Bancorp have not paid any cash dividends to our stockholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including the following: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions.

The following table presents information regarding shares of our common stock repurchased during the quarter ended December 31, 2025.

Period	Total Number of Shares (or Units) Purchases (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchases as Part of a Publicly Announced Plan or Program	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plan or Program (2)

October 1 to October 31, 2025	3,243	12.90	3,243	209,282
November 1 to November 30, 2025	3,534	13.20	3,534	205,748
December 1 to December 31, 2025	236	15.50	236	205,512

(1)	On December 4, 2024, the Company adopted a stock repurchase program to repurchase 172,500 shares of its common stock, which represented 10% of the shares then outstanding. The Company began purchasing shares on December 9, 2024 and as of December 31, 2025, the Company had purchased 122,681 shares for a total purchase price of $1.4 million
(2)	On December 1, 2025, the Company adopted a stock repurchase program to repurchase 155,693 shares of common stock, which represented 10% of the shares then outstanding. The Company has not purchased any shares under this plan as of December 31, 2025.

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

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for credit losses. At December 31, 2025, our investment in bank owned life insurance was $4.1 million, which was within this investment limit.

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

Business Strategy

Our principal objective is to build long-term value for our stockholders by operating a profitable community-oriented financial institution dedicated to meeting the banking needs of our customers by emphasizing personalized and efficient customer service. Highlights of our current business strategy include:

●	Continue to focus on originating one- to four-family residential mortgage loans for retention in our portfolio. We are primarily a one- to four-family residential mortgage loan lender for borrowers in our primary market area. At December 31, 2025, $69.2 million, or 63.2% of our total loan portfolio, consisted of residential mortgage loans. We expect that residential mortgage lending will remain our primary lending activity.
●	Grow and diversify our loan portfolio prudently by increasing originations of commercial real estate loans and commercial loans. Although we intend to continue our historical focus on the origination of residential mortgage loans, we intend to prudently increase our originations of commercial real estate loans and commercial loans to diversify our loan portfolio and increase yield. At December 31, 2025, commercial real estate loans (including agricultural real estate loans) amounted to $29.4 million, or 26.9% of total loans, and commercial loans amounted to $5.7 million, or 5.2% of total loans. Commercial real estate loans and commercial loans have higher credit risk than one- to four-family residential mortgage loans.
●	Maintain our strong asset quality through conservative loan underwriting. We intend to maintain strong asset quality through what we believe are our conservative underwriting standards and credit monitoring processes. At December 31, 2025, our nonperforming assets totaled $245,000, or 0.37% of total assets.

●	Continue to grow low-cost “core” deposits. We consider our core deposits to include all deposits other than certificates of deposit. We will continue our efforts to increase our core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our interest rate spread and net interest margin. Core deposits totaled $92.5 million, or 55.2% of total deposits, at December 31, 2025.
●	Remain a community-oriented institution and relying on high quality service to maintain and build a loyal local customer base. We were established in 1887 and have been operating continuously in Peru, Illinois, since that time. Through the goodwill we have developed over years of providing timely, efficient banking services, we believe that we have been able to attract a loyal base of local retail customers on which we hope to continue to build our banking business.
●	Grow organically and through opportunistic branching. We intend to grow our balance sheet organically on a managed basis, and the capital we are raised in the stock offering will enable us to increase our lending and investment capacity. In addition to organic growth, we may also consider expansion opportunities in our market area or in contiguous markets that we believe would enhance both our franchise value and stockholder returns. These opportunities may include establishing loan production offices, establishing new, or de novo, branch offices and/or acquiring branch offices. The capital we are raising in the stock offering would help us fund any such opportunities that may arise. We have no current plans or intentions regarding any such expansion activities.

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

	At December 31,
	2025	2024

	(In thousands)
Selected Financial Condition Data:
Total assets	$206,911	$197,637
Cash and cash equivalents	15,494	16,256
Available-for-sale debt securities	66,930	66,658
Held-to-maturity debt securities	6,205	8,168
Loans, net	108,869	96,274
Premises and equipment, net	1,992	2,101
Federal Home Loan Bank stock	354	347
Cash surrender value of bank owned life insurance	4,086	3,979
Total deposits	166,478	159,587
Federal Home Loan Bank advances	—	—
Total stockholders' equity	39,053	36,675

	For the Years Ended December 31,
	2025	2024

	(In thousands)
Selected Operating Data:
Total interest and dividend income	$8,939	$8,014
Total interest expense	3,296	2,982
Net interest income	5,643	5,032
Provision (credit) for credit losses	148	165
Net interest income after provision (credit) for credit losses	5,495	4,867
Total noninterest income	928	885
Total noninterest expense	4,347	4,645
Income before income taxes	2,076	1,107
Provision for income taxes	405	202
Net income	$1,671	$905

	At or For the Years Ended December 31,
	2025	2024

Performance Ratios:
Return on average assets	0.81%	0.46%
Return on average equity	4.38	2.48
Interest rate spread (1)	2.54	2.16
Net interest margin (2)	2.88	2.69
Noninterest expense as a percentage of average assets	2.11	2.35
Efficiency ratio (3)	66.15	78.50
Average interest-earning assets as a percentage of average interest-bearing liabilities	129.72	133.32
	—
Capital Ratios:
Average equity as a percentage of average assets	18.5%	18.6%
Total capital as a percentage of risk-weighted assets	32.5	33.7
Tier 1 capital as a percentage of risk-weighted assets	31.7	33.0
Common equity Tier 1 capital as a percentage of risk-weighted assets	31.7	33.0
Tier 1 capital as a percentage of average assets	16.3	15.9
	—
Asset Quality Ratios:
Allowance for credit losses as a percentage of total loans	0.77%	0.72%
Allowance for credit losses as a percentage of non-performing loans	110.50	82.94
Allowance for credit losses as a percentage of non-accrual loans	397.17	201.15
Non-accrual loans as a percentage of total loans	0.19	0.36
Net recoveries (charge-offs) as a percentage of average outstanding loans	—	0.22
Non-performing loans as a percentage of total loans	0.70	0.87
Non-performing loans as a percentage of total assets	0.37	0.43
Total non-performing assets as a percentage of total assets	0.37	0.43
	—
Other Ratios:
Total loans as a percentage of total deposits	65.8%	60.77%

Other Data:
Number of offices	2	2
Number of full-time employees	25	24
Number of part-time employees	1	1
(1)	Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percentage of average interest-earning assets.
(3)	Represents noninterest expenses divided by the sum of net interest income and noninterest income.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total Assets. Total assets were $207.0 million at December 31, 2025, an increase of $9.4 million, or 4.8%, compared to $197.6 million at December 31, 2024. This increase was primarily due to an increase of $12.7 million in loans funded with $6.9 million in new deposits and decrease in cash and cash equivalents of $762,000.

Cash and Due From Banks. Cash and due from banks decreased by $762,000, or 4.7%, to $15.5 million at December 31, 2025 from $16.3 million at December 31, 2024. The decrease was a result of investing funds in new loans and available-for-sale securities.

Available-For-Sale Investment Securities. Investment securities increased $272,000, or 0.4%, to $66.9 million at December 31, 2025 from $66.7 million at December 31, 2024. Mortgage-backed securities increased $2.0 million, or 5.1%, to $40.9 million at December 31, 2025 from $38.9 million at December 31, 2024. U.S. government agency securities decreased by $686,000, or 8.6%, to $7.3 million at December 31, 2025 from $8.0 million at December 31, 2024. Municipal securities decreased $1.1 million, or 5.6%, to $18.7 million at December 31, 2025 from $19.8 million at December 31, 2024. Aggregate securities purchases of $7.1 million during the year ended December 31, 2025 were partially offset by sales, calls, maturities and repayments of $9.4 million.

The average yield on investment securities increased to 3.27% for the year ended December 31, 2025 from 3.05% for the year ended December 31, 2024, as a result of the maturity of lower yielding securities and the effects of the rising market interest rate environment.

Held-To-Maturity Investment Securities. Investment securities decreased by $2.0 million, or 24.4%, to $6.2 million at December 31, 2025 from $8.2 million at December 31, 2024. Certificates of deposit decreased $1.8 million, or 24.3%, to $5.6 million at December 31, 2025 from $7.4 million at December 31, 2024. U.S. government agency securities decreased by $115,000, or 14.1%, to $700,000 at December 31, 2025 from $815,000 at December 31, 2024. There were calls, maturities and repayments of $2.0 million during the year ended December 31, 2025. There were no purchases of held-to maturity securities during the year ended December 31, 2025.

Loans, Net. Loans, net, increased by $12.7 million, or 13.2%, to $108.9 million at December 31, 2025 from $96.2 million at December 31, 2024. During the year ended December 31, 2025, loan originations totaled $30.1 million, comprised of $10.0 million of one-to-four family residential mortgage loans, $14.5 million of commercial real estate loans, $2.5 million of commercial loans, and $3.1 million of consumer loans.

During the year ended December 31, 2025, one-to-four family residential mortgage loans increased $3.5 million, or 5.3%, to $69.2 million at December 31, 2025 from $65.7 million at December 31, 2024, commercial real estate loans increased $8.0 million, or 37.4%, to $29.4 million from $21.4 million at December 31, 2024, construction and land development loans decreased $104,000 or 6.5%, to $1.5 million from $1.6 million at December 31, 2024, commercial loans increased by $1.0 million, or 21.3%, to $5.7 million at December 31, 2025 from $4.7 million at December 31, 2024 and consumer loans increased by $258,000, or 7.4%, to $3.7 million at December 31, 2025 from $3.5 million at December 31, 2024.

Increases in loan balances reflect our strategy to grow our loan portfolio, continuing to focus primarily on owner-occupied one-to-four family residential real estate loan and commercial loans. Management intends to continue this strategy in future periods.

Deposits. Deposits increased by $6.9 million, or 4.3%, to $166.5 million at December 31, 2025 from $159.6 at December 31, 2024. Core deposits (defined as deposits other than certificates of deposit) increased by $420,000, or 1.5%, to $92.5 million at December 31, 2025 from $91.0 million at December 31, 2024. Certificates of deposit increased $6.4 million, or 9.3%, to $75.0 million at December 31, 2025 from $68.6 million at December 31, 2024. The increase in deposits was primarily due to organic growth. The increase in certificates of deposit was due to the shift from core deposits to higher yielding certificates of deposit due to the increase in market interest rates.

Management continued its strategy of pursuing growth in demand accounts and lower cost core deposits with market conditions affecting this strategy in the current year. Management intends to continue its efforts to increase core deposits, with an emphasis on growth in consumer and business demand deposits.

Total Stockholders’ Equity. Total equity capital increased by $2.4, or 6.5%, to $39.1 million at December 31, 2025 from $36.7 million at December 31, 2024. The increase resulted from net income during the year ended December 31, 2025, a decrease in accumulated other comprehensive loss (as a result of market value adjustment of available-for-sale securities due to the increase in market interest rates during the year) partially offset by treasury stock purchases.

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

	Year Ended December 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$15,022	545	3.63%	$16,624	$760	4.57%
Available-for-sale debt securities	69,062	2,260	3.27	68,765	2,096	3.05
Held-to-maturity debt securities	7,169	322	4.50	8,698	399	4.58
Equity securities	359	3	0.78	146	3	1.71
Loans, net	103,944	5,793	5.57	92,853	4,738	5.10
Federal Home Loan Bank stock	352	16	4.73	347	18	5.42
Total interest-earning assets	195,908	8,939	4.72%	187,433	8,014	4.28%
Noninterest-earning assets	9,618			9,908
Total assets	$205,526			$197,341

Interest-bearing liabilities:
Regular savings deposits	$33,355	$48	0.14%	$30,064	$51	0.17%
NOW savings deposits	19,395	47	0.24	18,949	47	0.20
Money market deposits	25,866	428	1.65	27,403	447	1.63
Time deposits	72,410	2,773	3.83	64,173	2,437	3.80
Total interest-bearing deposits	151,026	3,296	2.18%	140,589	2,982	2.12%
Federal Home Loan Bank advances	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	151,026	3,296	2.18%	140,589	2,982	2.12%
Noninterest-bearing demand deposits	21,101			25,438
Other noninterest-bearing liabilities	3,374			2,853
Total liabilities	175,501			168,880
Total stockholders' equity	30,025			28,461
Total liabilities and stockholders' equity	$205,526			$197,341
Net interest income		$5,643			$5,032
Net interest rate spread (1)			2.54%			2.16%
Net interest-earning assets (2)	$44,882			$46,844
Net interest margin (3)			2.88%			2.69%
Average interest-earning assets to interest-bearing liabilities	129.72%			133.32%

(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2025 vs. 2024
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$(73)	$(142)	$(215)
Available-for-sale debt securities	9	155	164
Held-to-maturity debt securities	(70)	(7)	(77)
Equity securities	3	(3)	—
Loans, net	566	489	1,055
Federal Home Loan Bank stock	—	(2)	(2)
Total interest-earning assets	435	490	925

Interest-bearing liabilities:
Regular savings deposits	5	(8)	(3)
NOW savings deposits	1	(1)	—
Money market deposits	(25)	6	(19)
Time deposits	313	23	336
Total deposits	294	20	314
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	294	20	314

Change in net interest income	$141	$470	$611

Comparison of Operating Results for the Years Ended December 31, 2025 and December 31, 2024

General. Net income for the year ended December 31, 2025 was $1.7 million, an increase of $766,000, or 84.6%, compared to $905,000 for the year ended December 31, 2024. The increase in net income was primarily due to an increase in net interest income of $611,000, and a decrease in noninterest expense of $298,000.

Interest and Dividend Income. Interest and dividend income increased by $925,000 or 11.6%, to $8.9 million at December 31, 2025 from $8.0 million at December 31, 2024. The increase in interest income is attributed to a $1.1 million, or 22.3%, increase in loan interest and a $160,000, or 7.6% increase in interest from debt securities partially offset by a decrease of $290,000, or 24.9% in other interest and dividend income.

The average balance on loans during the year ended December 31, 2025 increased by $11.1 million, or 11.9%, from the year ended December 31, 2024. The average yield on loans increased to 5.57% for the year ended December 31, 2025 from 5.10% for the year ended December 31, 2024 due to the origination of higher yielding loans.

The average balance of available-for-sale investment securities increased $297,000 to $69.1 million for the year ended December 31, 2025 from $68.8 million for the year ended December 31, 2024. The average yield on available-for-sale investment securities increased to 3.27% for the year ended December 31, 2025 from 3.05% for the year ended December 31, 2024. The increase in the average yield on available-for-sale investment securities was primarily due to the rising market interest rate environment. Interest income on cash and cash equivalents, comprised primarily of deposits in other financial institutions and overnight deposits, decreased by $215,000, or 28.3%, for the year ended December 31, 2025, due to a decrease in average balance of $1.6 million and a decrease in the average yield to 3.63% for the year ended December 31, 2025 from 4.57% for the year ended December 31, 2024. The increase in average yield was due to the rise in market interest rates.

Interest Expense. Total interest expense increased $314,000, or 10.5%, to $3.3 million for the year ended December 31, 2025 from $3.0 million for the year ended December 31, 2024. The increase was primarily due to the increase in the average cost of deposits to 2.18% for the year ended December 31, 2025 from 2.12% for the year ended December 31, 2024, reflecting the rising market interest rate environment. The average balance of deposits increased by $10.4 million, or 7.4%, to $151.0 million for the year ended December 31, 2025 from $140.6 million for the year ended December 31, 2024.

Net Interest Income. Net interest income increased $611,000, or 12.1%, to $5.6 million for the year ended December 31, 2025 compared to $5.0 million for the year ended December 31, 2024. The increase reflects the increase in the interest rate spread to 2.54% for the year ended December 31, 2025 from 2.16% for the year ended December 31, 2024, while average net interest-earning assets decreased $2.0 million year-to-year. The net interest margin increased to 2.88% for the year ended December 31, 2025 from 2.69% for the year ended December 31, 2024. Both the interest rate spread and net interest margin increased due to a greater increase in yield on interest-bearing assets (0.44%) primary due to higher yielding loans compared to the increase in the cost of interest-bearing liabilities (0.06%).

Provision(Credit) for Credit Losses. The provision for credit losses decreased by $17,000, to $148,000 for the year ended December 31, 2025 from a provision of $165,000 for the year ended December 31, 2024. The allowance for credit losses increased by $142,000, or 20.3%, to $842,000 at December 31, 2025 from $700,000 at December 31, 2024. The allowance for credit losses represented 0.77% of total loans at December 31, 2025 and 0.72% of total loans as of December 31, 2024. The determination of the adequacy of the allowance for credit losses was based primarily on the low balances of nonperforming loans, delinquent loans and net charge offs in both periods.

Total non-accrual loans were $212,000 at December 31, 2025, compared to $348,000 at December 31, 2024. Classified loans totaled $722,000 at December 31, 2025, compared to $844,000 at December 31, 2024, and total past due greater than 30 days were $1.1 million and $1.0 million at those respective dates. As a percentage of nonperforming loans, the allowance for credit losses was 110.5% at December 31, 2025 compared to 82.9% at December 31, 2024.

The allowance for credit losses reflects the estimate management believes to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2025 and 2024. While management believes the estimates and assumptions used in the determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our consolidated financial condition and results of operations. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for credit losses. The OCC may have judgements different than those of management, and we may determine to increase our allowance as a result of these regulatory reviews. Any material increases in the allowance for credit losses may adversely affect our financial condition and results of operations.

Noninterest Income. Noninterest income totaled $928,000 for the year ended December 31, 2025, an increase of $43,000, or 4.9%, from $885,000 for the year ended December 31, 2024. The increase was primarily due to a $43,000 increase in other non-interest income and a $13,000 increase in the customer service fees partially offset by a decrease of commission income of $5,000.

Noninterest Expense. Noninterest expense decreased $298,000, or 6.4%, to $4.3 million for the year ended December 31, 2025, compared to $4.6 million for the year ended December 31, 2024. The decrease was due primarily to a $92,000, or 16.9%, decrease in data processing costs and a $393,000, or 68.3% decrease in other non-interest expense related to a one-time consulting fee in 2024 while salaries and employee benefits increased $154,000 primarily due to stock incentive plan costs.

Provision for Income Taxes. The provision for income taxes increased by $203,000, or 100.5%, to $405,000 for the year ended December 31, 2025, compared to $202,000 for the year ended December 31, 2024. The increase was due primarily to a $969,000, or 87.5%, increase in pretax income. The effective tax rates were 19.5% and 18.2% for the years ended December 31, 2025 and 2024, respectively. The increase in the effective tax rate was primarily due to the lower level of tax-exempt income from municipal securities during 2025.

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

The following table sets forth, as of December 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2025
		Estimated Increase		EVE as a Percentage of Present
		(Decrease) in EVE		Value of Assets (3)
					Increase
Change in Interest	Estimated				(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)
(Dollars in thousands)
300	33,918	(12,999)	(27.71)	18.71	(430.00)
200	38,695	(8,222)	(17.52)	20.48	(253.00)
100	43,202	(3,715)	(7.92)	22.01	(100.00)
Level	46,917	—	—	23.01	—
(100)	48,236	1,319	2.81	23.00	(1.00)
(200)	47,687	770	1.64	22.23	(78.00)
(300)	46,164	(753)	(1.60)	21.07	(194.00)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2025, we would experience a 17.5% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 1.64% increase in EVE in the event of an instantaneous 200 basis point decrease in interest rates.

Change in Net Interest Income. The following table sets forth, at December 31, 2025, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve. The changes indicated in the following table are within policy guidelines approved by our Board of Directors.

At December 31, 2025
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
(Dollars in thousands)
300	6,235	(2.44)%
200	6,286	(1.64)%
100	6,343	(0.75)%
Level	6,391	—%
(100)	6,381	(0.16)%
(200)	6,400	0.14%
(300)	6,335	(0.88)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2025, we would have experienced a 1.64% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.14% increase in net interest income in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from a correspondent bank. At December 31, 2025, we had no borrowings from the Federal Home Loan Bank of Chicago but had the capacity to borrow $50.4 million. At December 31, 2025, we had no borrowings from correspondent banks but had the capacity to borrow $9.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the year ended December 31, 2025, cash flows from operations, investing, and financing activities resulted in a net decrease in cash and cash equivalents of $762,000. Net cash provided by operating activities amounted to $2.1 million, primarily due to net income from operations. Net cash used in investing activities amounted to $8.5 million, primarily due to purchases of debt securities of $7.1 million, an increase in loans of $12.7 million and partially offset by proceeds from the maturities of available-for-sale securities of $9.4 million. Net cash provided by financing activities amounted to $5.6 million, primarily due to the increase of deposits.

We believe we maintain a strong liquidity position, and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

PFS Bancorp is a separate legal entity from Peru Federal and must provide for its own liquidity to pay its operating expenses and other financial obligations. PFS Bancorp’s primary source of income is dividends received from Peru Federal. The amount of dividends that Peru Federal may declare and pay to PFS Bancorp is governed by applicable bank regulations. At December 31, 2025, PFS Bancorp (on an unconsolidated basis) had liquid assets of $5.6 million.

At December 31, 2025, Peru Federal was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 12 to the notes to consolidated financial statements.

Off-Balance Sheet Arrangements. At December 31, 2025, we had $5.1 million of outstanding commitments to originate loans, $466,000 of which represents the balance of remaining funds to be disbursed on construction loans in process, $3.4 million in unused commercial line of credit commitments, $119,000 in commitments to fund new closed-end residential real estate loans, and $1.0 of unfunded home equity loans. At December 31, 2025, certificates of deposit that are scheduled to mature on or before December 31, 2026 totaled $63.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank of Chicago advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

To the Board of Directors and Stockholders

Peru Federal Savings Bank

Peru, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PFS Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Wipfli LLP

Eau Claire, Wisconsin

March 25, 2026

PFS Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2025 and 2024

(In thousands)

	December 31,	December 31,
	2025	2024
Assets
Cash and cash equivalents — cash and due from bank	$15,494	$16,256
Available-for-sale debt securities (net of credit losses of $0 at December 31, 2025 and December 31, 2024, respectively, amortized cost of $68,943 and $71,289 at December 31, 2025 and December 31, 2024, respectively)	66,930	66,658
Held-to-maturity debt securities (net of allowance for credit losses of $0 as of December 31, 2025 and December 31, 2024)	6,205	8,168
Equity securities	408	325
Loans, net of allowance for credit losses of $842 and $700 at December 31, 2025 and December 31, 2024	108,869	96,274
Premises and equipment, net of accumulated depreciation of $2,941 and $2,811 at December 31, 2025 and December 31, 2024	1,992	2,101
Federal Home Loan Bank stock	354	347
Interest receivable	757	733
Cash surrender value of bank-owned life insurance	4,086	3,979
Deferred income taxes	1,057	1,857
Mortgage servicing rights	208	254
Other	551	685

Total assets	$206,911	$197,637

Liabilities and Equity Capital

Liabilities
Deposits
Demand	$18,783	$17,952
Savings, NOW and money market	72,671	73,082
Time	75,024	68,553

Total deposits	166,478	159,587
Deferred compensation	691	645
Income tax payable	341	173
Interest payable and other liabilities	348	557

Total liabilities	167,858	160,962

Stockholders' Equity
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 14,000,000 shares authorized, 1,725,000 issued, 1,562,319 and 1,679,307 outstanding at December 31, 2025 and December 31, 2024	17	17
Additional Paid in Capital	15,705	15,603
Unallocated common stock of ESOP	(1,214)	(1,270)
Treasury stock - 162,681 shares at December 31, 2025 and 45,693 shares at December 31, 2024	(1,788)	(463)
Deferred compensation liability - 40,000 shares held in trust at December 31, 2025 and 2024	400	400
Retained earnings	27,372	25,701
Accumulated other comprehensive (loss)	(1,439)	(3,313)

Total stockholders' equity	39,053	36,675

Total liabilities and stockholders' equity	$206,911	$197,637

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Income

Years Ended December 31, 2025 and 2024

(In Thousands)

	2025	2024

Interest and Dividend Income
Loans, including fees	$5,793	$4,738
Debt securities
Taxable	1,740	1,563
Tax-exempt	532	549
Dividends	19	21
Other	855	1,143

Total interest and dividend income	8,939	8,014

Interest Expense
Deposits	3,296	2,982

Net Interest Income	5,643	5,032

Provision for Credit Losses	148	165

Net Interest Income After Provision for Credit Losses	5,495	4,867

Noninterest Income
Commission income	33	38
Customer service fees	448	435
Net realized gain on loan sales	6	7
Loan servicing fees	58	65
Other	383	340

Total noninterest income	928	885

Noninterest Expense
Salaries and employee benefits	2,486	2,332
Occupancy	327	279
Depreciation	130	151
Data processing	453	545
Professional fees	398	383
Marketing	145	142
Printing and office supplies	70	67
Deposit insurance premiums	156	171
Other	182	575

Total noninterest expense	4,347	4,645

Income Before Income Taxes	2,076	1,107

Provision for Income Taxes	405	202

Net Income	$1,671	$905

Earnings per share-basic	$1.10	0.57
Weighted-average shares outstanding-basic and diluted	1,518,727	1,594,547
Earnings per share-diluted	1.09	0.57
Weighted-average shares outstanding-diluted	1,532,780	1,594,547

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2025 and 2024

(In Thousands)

	2025	2024

Net Income	$1,671	$905

Other Comprehensive Income
Unrealized gains (losses) on available-for-sale debt securities, $744 and $(56) for the year ended December 31, 2025 and 2024, respectively.	1,874	(139)

Other comprehensive income	1,874	(139)

Comprehensive Income	$3,545	$766

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2025 and 2024

(In Thousands)

					Accumulated
			Unallocated		Other						Total
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury			Deferred Comp		Stockholders'
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock			Liability		Equity
Balance, December 31, 2023	$17	$15,605	$(1,325)	$24,796	$(3,174)		$(400)			$400	$35,919

Net income	—	—	—	905	—		—			—	905
ESOP shares committed to be released (4,140 shares)		(2)	55	—	—			—	—	—	53
Purchased 45,693 shares of treasury stock	—	—	—	—	—		(63)			—	(63)
Other comprehensive income	—	—	—	—	(139)		—			—	(139)
Balance, December 31, 2024	$17	$15,603	$(1,270)	$25,701	$(3,313)		$(463)			$400	$36,675

Balance, December 31, 2024	$17	$15,603	$(1,270)	$25,701	$(3,313)		$(463)			$400	$36,675

Net income	—	—	—	1,671	—		—			—	1,671
ESOP shares committed to be released (4,140 shares)	—	9	56	—	—		—			—	65
Stock-based compensation expense	—	93	—	—	—	—	—		—	—	93
Purchased 116,988 shares of treasury stock	—	—	—	—	—		(1,325)			—	(1,325)
Other comprehensive income	—	—	—	—	1,874		—			—	1,874

Balance, December 31, 2025	$17	$15,705	$(1,214)	$27,372	$(1,439)		$(1,788)			$400	$39,053

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Years Ended December 31, 2025 and 2024
(In Thousands)

	2025	2024
Operating Activities
Net income	$1,671	$905
Items not requiring (providing) cash:
Depreciation	130	151
Provision for credit losses	148	165
Amortization of premiums and discounts on debt securities	11	173
Deferred income taxes	56	30
Change in fair value of equity securities	(83)	(210)
Net realized (gain) loss on loan sales	(6)	(7)
Loss on disposal of premises and equipment	—	4
Earnings on cash surrender value of life insurance	(107)	(102)
Stock-based compensation expense	93
ESOP compensation expense	65	53
Changes in:
Interest receivable	(24)	(44)
Other assets	180	241
Interest payable and other liabilities	2	7
Net cash provided by operating activities	2,136	1,366

Investing Activities
Purchases of available-for-sale debt securities	(7,089)	(11,784)
Proceeds from maturities of available-for-sale debt securities	9,433	8,276
Proceeds from maturities of held-to-maturity debt securities	1,954	774
Net change in loans	(12,734)	(5,722)
Purchase of premises and equipment	(21)	(219)
Purchase of FHLB Stock	(7)	—
Net cash used in investing activities	(8,464)	(8,675)

Financing Activities
Net increase (decrease) in demand deposits, money market,
NOW and savings accounts	420	(5,452)
Net increase in time deposits	6,471	8,878
Purchase of treasury stock	(1,325)	(63)
Net cash provided by financing activities	5,566	3,363
Increase (Decrease) in Cash and Cash Equivalents	(762)	(3,946)
Cash and Cash Equivalents, Beginning of Year	16,256	20,202
Cash and Cash Equivalents, End of Year	$15,494	$16,256
Supplemental Cash Flows Information
Interest paid	$3,302	$2,975
Income taxes paid	$178	$268

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

PFS Bancorp, Inc, a Maryland corporation together with its subsidiary (the “Company”), was formed to serve as the stock holding company for Peru Federal Savings Bank (“Bank”) as part of the mutual-to-stock conversion. Upon completion of the Conversion, which occurred on October 17, 2023, PFS Bancorp, Inc. became 100% owner of Peru Federal Savings Bank. 100% of the common stock of PFS Bancorp, Inc. is held by the public. The cost of the Conversion and the issuing of common stock totaling $1.6 million were deferred and deducted from the sales proceeds of the stock offering.

Peru Federal Savings Bank is a federally chartered stock savings bank. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in northern Illinois, primarily LaSalle County, from its two facilities located in Peru, Illinois. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. Peru Federal Savings Bank has a wholly owned subsidiary, PFSB Financial Services Inc. PFSB was inactive in 2024 and 2025.

Jumpstart Our Business Startups Act

The Jumpstart Our Business Act (the JOBS Act), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during the most recently completed fiscal year qualifies as an “emerging growth company”. The Company qualifies as an “emerging growth company” and believes that it will continue to qualify as an “emerging growth company” until the end of the fiscal year following the fifth anniversary of the completion of the Conversion.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2025 and 2024, cash equivalents consisted of due from bank accounts.

At December 31, 2025 and 2024, the Company’s cash accounts exceeded federally insured limits by $504 and $4,270, respectively.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Accrued interest receivable on available-for-sale debt securities totaled $346 and $378 at December 31, 2025 and December 31, 2024 respectively and is excluded from the estimate of credit losses.

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

Accrued interest receivable on held-to-maturity debt securities totaled $23 and $31 at December 31, 2025 and December 31, 2024 respectively and is excluded from the estimate of credit losses.

Equity Securities

The Company measures equity securities at fair value with changes in fair value recognized in net income. Gains and losses on the sale of equity securities are recorded on the trade date and are determined using the specific identification method.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

December 31, 2025 and 2024

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

The Company uses a CECL model to estimate the allowance for credit losses on loans. The CECL model considers historical loss rates and other qualitative adjustments, as well as forward-looking component that considers reasonable and supportable forecasts over the expected life of each loan. To develop the allowance for credit losses on loans estimate under the CECL model, the Company segments the loan portfolio into loan pools based on loan type and similar credit risk elements, performs an individual evaluation of certain collateral dependent and other credit-deteriorated loans, calculates the historical loss rates for the segmented loan pools, applies the loss rates over the calculated life of the collectively evaluated loan pools; adjusts for forecasted macro-level economic conditions and other anticipated changes in credit quality; and determines qualitative adjustments based on factors and conditions unique to the Company’s loan portfolio.

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

Management evaluates all collectively evaluated loan pools using the weighted average remaining life (“remaining life”) methodology. The remaining life methodology applies calculated quarterly net loss rates to collectively evaluated loan pools on a periodic basis based on the estimated remaining life of each pool. The estimated losses under the remaining life methodology are then adjusted for qualitative factors deemed appropriate by management.

The estimated remaining life of each pool is determined using quarterly, pool-based attrition measurements using the Company’s loan-level historical data. The Company’s historical call report data is utilized for historical loss rate calculations, and the lookback period for each collectively evaluated loan pool is determined by management based upon the estimated remaining life of the pool. Forecasted historical loss rates are calculated using the Company’s historical data based on the lookback, forecast, and reversion period inputs by management. Management elected to utilize a 2-year forecast period, with immediate reversion to historical losses after the forecast period.

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

The Company excludes accrued interest receivable from the amortized cost basis of loans when estimating credit losses and when presenting required disclosures in the financial statements. Accrued interest on loans totaling $388 and $324 at

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

December 31, 2025 and 2024, respectively, was excluded from the amortized cost basis of loans. Accrued interest is written off at the same time as when a loan is moved to non-accrual status.

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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

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

Future Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation table, as well as income taxes paid disaggregated by jurisdiction. These expanded disclosures allow investors to better assess how an entity’s overall operations, including the related tax risks, tax planning, and operational opportunities, affect its income tax rate and prospects for future cash flows. The updated guidance is effective for annual periods beginning after December 15, 2025, and management believes these disclosures will not have a material impact on the consolidated financial statements.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Note 3:  Debt Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of debt securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2025:
U.S. Government and federal agencies	$7,186	$135	(40)	$7,281
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	42,573	367	(2,014)	40,926
State and political subdivisions	19,184	70	(531)	18,723

	$68,943	$572	$(2,585)	$66,930

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2024:
U.S. Government and federal agencies	$8,154	$—	$(187)	$7,967
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	42,344	71	(3,557)	38,858
State and political subdivisions	20,791	50	(1,008)	19,833

	$71,289	$121	$(4,752)	$66,658

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Debt Securities:
December 31, 2025
U.S. Government and Federal agencies	$700	$—	$(108)	$592
Certificates of Deposit	5,505	87	—	5,592

	$6,205	$87	$(108)	$6,184

Held-to-maturity Debt Securities:
December 31, 2024
U.S. Government and Federal agencies	$815	$—	$(140)	$675
Certificates of Deposit	7,353	113	(1)	7,465

	$8,168	$113	$(141)	$8,140

The Company uses a CECL model to estimate the allowance for credit losses on securities held-to-maturity. As of December 31, 2025 and 2024, the Company’s allowance for credit losses on held-to-maturity securities was $0.

The amortized cost and fair value of available-for-sale securities and held-to-maturity debt securities at December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$1,556	$1,549	$2,333	$2,343
One to five years	7,175	7,113	3,172	3,249
Five to ten years	12,890	12,572	—	—
After ten years	4,749	4,770	—	—
	26,370	26,004	5,505	5,592
Mortgage-backed securities	42,573	40,926	700	592

Totals	$68,943	$66,930	$6,205	$6,184

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $12,858 at December 31, 2025 and $13,446 at December 31, 2024.

There were no sales of securities during 2025 or 2024.

A portion of available-for-sale investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

Total fair value of these investments at December 31,2025 and December 31, 2024, was $38,758 and $58,999. The following table shows the total available-for-sale securities and aggregate depreciation by security type:

	Number of
	securities in a	Aggregate
	loss position	depreciation
December 31, 2025

U.S. Government and Federal agencies	4	(1.71)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	155	(7.73)%
State and political subdivisions	33	(4.10)%

Total Portfolio	192	(6.25)%

December 31, 2024

U.S. Government and Federal agencies	13	(2.30)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	184	(9.40)%
State and political subdivisions	46	(5.67)%

Total Portfolio	243	(7.45)%

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025 and 2024:

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$—	$—	$2,286	$(40)	$2,286	$(40)
State and political subdivisions	1,337	(3)	11,093	(528)	12,430	(531)
Mortgage backed securities - GSE residential	1,916	(17)	22,126	(1,997)	24,042	(2,014)
Total AFS securities	$3,253	$(20)	$35,505	$(2,565)	$38,758	$(2,585)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$4,690	$(71)	$3,277	$(116)	$7,967	$(187)
State and political subdivisions	5,947	(89)	10,829	(919)	16,776	(1,008)
Mortgage backed securities - GSE residential	9,750	(217)	24,506	(3,340)	34,256	(3,557)
Total AFS securities	$20,387	$(377)	$38,612	$(4,375)	$58,999	$(4,752)

The Company monitors the credit quality of debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit rating on a monthly basis.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

The following table summarizes the amortized cost of debt securities held-to-maturity at December 31, 2025 and 2024, aggregated by credit quality indicator:

Held-to-Maturity

December 31, 2025	Unrated
U.S. Government and federal agencies (1)	$700
Certificates of Deposit (2)	5,505
$6,205

December 31, 2024	Unrated
U.S. Government and federal agencies (1)	$815
Certificates of Deposit (2)	7,353
$8,168

(1) U.S. Government backed securities are explicitly or implicitly guaranteed by the U.S. Government which is AAA ratedand has historically ensured none of these debt securities default.

(2) Certificates of Deposit are covered by FDIC insurance as all individual account balances are less than $250,000.

Note 4:    Equity Securities

Equity securities comprised the following as of December 31, 2025 and 2024 and are included in the consolidated balance sheet:

	December 31,	December 31,
	2025	2024
Community Development Corp. Stock	$62	$62
FHLMC Preferred Stock	346	263
Total	$408	$325

Community Development Corp. (CDC) Stock is presented on the balance sheets at fair value. The FHLMC Preferred Stock is presented on the balance sheet at fair value. The table below details changes in the carrying amount of the FHLMC Preferred Stock for the years ended December 31, 2025 and 2024.

	December 31,	December 31,
	2025	2024
Net gains and (losses) recognized during the period on equity securities	$83	$210
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$83	$210

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

Note 5:    Loans and Allowance for Credit Losses

Classes of loans at December 31, include:

	December 31,	December 31,
	2025	2024
Mortgage loans on real estate:
Residential 1-4 family	$69,197	$65,721
Commercial	29,428	21,412
Construction and land development	1,533	1,637
Total mortgage loans on real estate	100,158	88,770
Commercial loans	5,700	4,656
Consumer	3,737	3,479
	109,595	96,905
Plus:
Deferred Loan Costs	116	69
Less:
Allowance for credit losses	842	700
Net loans	$108,869	$96,274

The following tables present the balance in the allowance for credit losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2025 and 2024:

	For the Year Ended
	December 31, 2025
	Mortgage Loans on Real Estate
				Construction
	Residential			and Land
	1-4 Family	Commercial		Development		Commercial
Allowance for credit losses:
Balance, beginning of year	$271		$339		$13		$60
Provision charged to expense	12	—	110	—	(2)	—	14
Losses charged off	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Balance, end of year	$283		$449		$11		$74

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$2		$7		$6		$2
Provision charged to expense	—		4		(2)		1
CECL Adoption Adjustment	—		—		—		—
Losses charged off	—		—		—		—
Recoveries	—		—		—		—
Balance, end of year	$2		$11		$4		$3

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

	For the Year Ended
	December 31, 2025 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$17	$700
Provision charged to expense	11	145
Losses charged off	(3)	(3)
Recoveries	—	—
Balance, end of year	$25	$842

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$17
Provision charged to expense	—	3
CECL Adoption Adjustment	—	—
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$20

	For the Year Ended
	December 31, 2024
	Mortgage Loans on Real Estate
				Construction
	Residential			and Land
	1-4 Family	Commercial		Development	Commercial
Allowance for credit losses:
Balance, beginning of year	$247		$332	$15		$65
Provision charged to expense	24		186	(2)		(41)
Losses charged off	—		(179)	—		(13)
Recoveries	—		—	—		49
Balance, end of year	$271		$339	$13		$60

Allowance for credit losses:
Balance, beginning of year	$2		$10	$8		$2
Provision charged to expense	—	—	(3)	— (2)	—	—
Losses charged off	—		—	—		—
Recoveries	—		—	—		—
Balance, end of year	$2		$7	$6		$2

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

	For the Year Ended
	December 31, 2024 (Continued)
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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

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

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes were made to either during the past year. The following tables represents loans, as of December 31, 2025 and 2024, by grading category and year in which the loans were originated.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

	December 31, 2025
							Revolving
							Lines of
	2025	2024	2023	2022	2021	Prior	Credit	Total
Pass
Residential 1-4 Family	$9,029	$7,806	$7,021	$8,307	$6,989	$28,938	$862	$68,952
Commercial Real Estate	10,128	4,954	3,082	3,728	2,870	3,574	—	28,336
Construction and Land Development	632	—	790	—	—	111	—	1,533
Commercial	1,614	888	2,447	78	89	51	533	5,700
Consumer	1,707	948	568	132	254	128	—	3,737
Total Pass	$23,110	$14,596	$13,908	$12,245	$10,202	$32,802	$1,395	$108,258
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	615	—	—	—	—	615
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$—	$615	$—	$—	$—	$—	$615
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$245	$—	$245
Commercial Real Estate	—	—	—	—	—	477	—	477
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$722	$—	$722
Total	$23,110	$14,596	$14,523	$12,245	$10,202	$33,524	$1,395	$109,595

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	1	2	—	—	—	—	—	3
	$1	$2	$—	$—	$—	$—	$—	$3

	December 31, 2024
							Revolving
							Lines of
	2024	2023	2022	2021	2020	Prior	Credit	Total
Pass
Residential 1-4 Family	$8,124	$7,509	$8,960	$7,554	$14,686	$17,705	$835	$65,373
Commercial Real Estate	5,344	3,339	4,034	3,440	1,285	2,837	—	20,279
Construction and Land Development	625	843	—	—	46	123	—	1,637
Commercial	1,086	2,742	180	215	6	93	334	4,656
Consumer	1,659	945	322	373	172	8	—	3,479
Total Pass	$16,838	$15,378	$13,496	$11,582	$16,195	$20,766	$1,169	$95,424
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	637	—	—	—	—	—	637
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$637	$—	$—	$—	$—	$—	$637
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$348	$—	$348
Commercial Real Estate	—	—	—	—	—	496	—	496
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$844	$—	$844
Total	$16,838	$16,015	$13,496	$11,582	$16,195	$21,610	$1,169	$96,905

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	(179)	—	(179)
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	(13)	—	—	—	—	—	(13)
Consumer	—	(2)	—	—	—	—	—	(2)
	$—	$(15)	$—	$—	$—	$(179)	$—	$(194)

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2025 and 2024:

December 31, 2025				2025		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$534	$452	$120	$1,106	$68,091	$69,197
Commercial	23	—	—	23	29,405	29,428
Construction and land development	—	—	—	—	1,533	1,533

Total real estate loans	557	452	120	1,129	99,029	100,158

Commercial	—	—	—	—	5,700	5,700
Consumer	9	10	—	19	3,718	3,737

Total	$566	$462	$120	$1,148	$108,447	$109,595

December 31, 2024				2024		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$445	$219	$317	$981	$64,740	$65,721
Commercial	—	—	—	—	21,412	21,412
Construction and land development	—	—	—	—	1,637	1,637

Total real estate loans	445	219	317	981	87,789	88,770

Commercial	—	—	—	—	4,656	4,656
Consumer	46	—	—	46	3,433	3,479

Total	$491	$219	$317	$1,027	$95,878	$96,905

Accrued interest written off, related to loans placed in nonaccrual during the year, was not material to the financial statements.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

The following table presents information regarding collateral dependent loans as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Loan	Specific	Loan	Specific
	Balance	Allowance	Balance	Allowance
Mortgage loans on real estate:
Residential 1-4 family	245	—	$348	$—
Commercial	477	—	496	—
Construction and land development	—	—	—	—

Total real estate loans	722	—	844	—

Commercial	—	—	—	—
Consumer	7	7	—	—

Total	$729	$7	$844	$—

The following table presents the Company’s nonaccrual loans at December 31, 2025 and 2024. This table excludes loans modified for borrowers experiencing financial difficulties.

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
December 31, 2025
Residential - First Mortgage	212	—	212	348	—	33
Commercial real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$212	$—	$212	$348	$—	$33

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
December 31, 2024
Residential - First Mortgage	348	—	348	177	—	—
Commercial real estate	—	—	—	156	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$348	$—	$348	$333	$—	$—

There were no new loans modified due to borrower experiencing financial difficulty during 2025 or 2024.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

During the years ended December 31, 2025 and 2024, there were no defaults of loans that had been modified due to financial difficulty in the 12 month period prior to default. The criteria for returning to accrual status is six months performance under the existing modified terms.

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,	December 31,
	2025	2024
Land	$746	$746
Buildings and improvements	3,063	3,063
Equipment	1,124	1,103
	4,933	4,912
Less accumulated depreciation	(2,941)	(2,811)
Net premises and equipment	$1,992	$2,101

Note 7: Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $18,881 and $21,650 at December 31, 2025 and 2024, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the year ended December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Fair value as of the beginning of period	$254	$300
Changes in fair value due to changes in valuation inputs or assumptions	(46)	(46)
Fair value at the end of period	$208	$254

The estimated fair value of mortgage servicing rights is determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions, such as discount rates and prepayment speeds based on market data from independent organizations. Information about the estimated fair value of mortgage servicing rights at December 31, 2025 and December 31, 2024 follows:

	December 31,	December 31,
	2025	2024
Range of discount rates	9.250-12.250%	9.625-12.625%
Range of prepayment speeds (1)	110-318	91-375
Weighted average default rate	0.58%	1.06%

(1)

Prepayment speeds measured in the Public Securities Associate Standard prepayment model (PSA) PSA is the assumed monthly rate of prepayment that is annualized to the outstanding principal balance of a mortgage loan.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

Note 8:   Time Deposits

Time deposits in denominations of $250 or more were $16,436 on December 31, 2025 and $14,447 on December 31, 2024.

At December 31, 2025, the scheduled maturities of time deposits are as follows:

2026	$63,070
2027	9,047
2028	1,983
2029	289
2030	635
Thereafter	—
$75,024

Note 9:   Borrowings

As of December 31, 2025, and 2024 the Company had no borrowed funds.

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

At December 31, 2025 and December 31, 2024, the Bank’s available and unused portion of this borrowing agreement totaled approximately $50.4 million and $47.6 million, respectively.

At December 31, 2025, the Bank’s available and unused unsecured line of credit with Banker’s Bank of Wisconsin and United Banker’s Bank totaled $4.0 million and $5.0 million, respectively. At December 31, 2024, the Bank’s available and unused unsecured line of credit with Banker’s Bank of Wisconsin and United Banker’s Bank totaled $4.0 million and $5.0 million, respectively.

Note 10:  Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois. During the years ended December 31, 2025 and 2024, the Bank recognized no interest or penalties.

The provision for income taxes includes these components:

	December 31,	December 31,
	2025	2024
Taxes currently payable	$349	$172
Deferred income taxes	56	30
Income tax expense	$405	$202

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	December 31,	December 31,
	2025	2024
Computed at the statutory rate (21%)	$436	$232
Increase (decrease) resulting from
Tax exempt interest	(79)	(102)
State tax expense	40	24
Increase in cash surrender value	(23)	(21)
Other	31	69
Actual tax expense	$405	$202

The tax effects of temporary differences related to deferred taxes shown on the consolidated balance sheets were:

	December 31,	December 31,
	2025	2024
Deferred tax assets
Allowance for credit losses	$246	$204
Deferred compensation	338	297
Credit loss on equity securities	205	205
Unrealized loss on available-for-sale debt securities	574	1,318
Other	3	—
	1,366	2,024
Deferred tax liabilities
Depreciation	(103)	(49)
FHLB stock dividend	(16)	(16)
Mortgage servicing rights	(59)	(72)
Other	(131)	(30)
	(309)	(167)
Net deferred tax asset (liability)	$1,057	$1,857

Note 11:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in equity capital, are as follows:

	December 31,	December 31,
	2025	2024
Net unrealized gain (loss) on available-for-sale debt securities	$(2,013)	$(4,631)

Tax effect	574	1,318

Net-of-tax amount	$(1,439)	$(3,313)

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

December 31, 2025 and 2024

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

Management believes, as of December 31, 2025 and 2024, that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2025, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the able below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum to Be Well
					Capitalized Under
					Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:

Leverage ratio (to average assets)	$33,552	16.3%	$8,248	4.0%	$10,310	5.0%
Common Equity Tier 1 (to risk weighted assets)	$33,552	31.7%	$4,760	4.5%	$6,876	6.5%
Tier 1 Capital ratio (to risk weighted assets)	$33,552	31.7%	$6,347	6.0%	$8,463	8.0%
Total Capital (to risk-weighted assets)	$34,414	32.5%	$8,463	8.0%	$10,578	10.0%

As of December 31, 2024:

Leverage ratio (to average assets)	$31,662	15.9%	$7,972	4.0%	$9,965	5.0%
Common Equity Tier 1 (to risk weighted assets)	$31,662	33.0%	$4,318	4.5%	$6,238	6.5%
Tier 1 Capital ratio (to risk-weighted assets)	$31,662	33.0%	$5,758	6.0%	$7,677	8.0%
Total Capital (to risk-weighted assets)	$32,379	33.7%	$7,677	8.0%	$9,596	10.0%

The net unrealized gain or loss on available-for-sale debt securities, net of tax is not included in computing regulatory capital.

Note 13: Related Party Transactions

At December 31, 2025 and 2024, the Company had loans outstanding to executive officers, directors, significant shareholders, and their affiliates (related parties), in the amount of $822 and $924, respectively.

Deposits from related parties held by the Company at December 31, 2025 and 2024 totaled $1,166 and $1,268, respectively.

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

A summary of loans to directors, executive officers, and their affiliates as of December 31, 2025 and 2024 is as follows:

	December 31,	December 31,
	2025	2024
Beginning balance	$924	$1,053
New Loans	20	54
Repayments	(122)	(183)

Ending balance	$822	$924

The Company’s board approved law firm is Duncan & Brandt, P.C., which is solely owned by the Company’s Vice Chairman Jonathan Brandt. The Company pays an annual retainer to Duncan & Brandt of $60 and $60 for the years ended December 31, 2025 and 2024. In addition to the annual retainer, the firm received various fees for legal services rendered in the normal course of business of $17 and $15 for the years ended December 31, 2025 and 2024.

Note 14: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a percentage of their compensation, up to the maximum allowable by the IRS, with the Company matching 50 percent of the employee’s contribution on the first 5 percent of the employee’s compensation. Employer contributions charged to expense for 2025 and 2024 were $86 and $77, respectively.

The Company also has deferred compensation agreements with directors. The agreements provide for the payment of benefits at termination or retirement. The charge to expense for the agreements was $37 and $69 for 2025 and 2024, respectively. The liability accrued for these plans totaled $691 and $645 at December 31, 2025 and 2024, respectively. The Company holds common stock deferred under the plans, which are held in a trust.

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

December 31, 2025 and 2024

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the year ended December 31, 2025.

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

December 31, 2025 and 2024

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

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025 and 2024.

		Fair Value Measurements Using
		Quoted Prices
		in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025:
Available-for Sale debt securities:
U.S. Government and federal agencies	$7,281	$574	$6,707	$—
Mortgage-backed: GSE - residential	40,926	—	40,926	—
State and political Subdivision	18,723	—	18,723	—
Total Available-For-sale debt securities	$66,930	$574	$66,356	$—

Equity securities:
FHLMC stock	$346	$346	$—	$—
Community Development Corp. Stock	62	—	62	—
Mortgage servicing rights	208	—	208	—
Total	$67,546	$920	$66,626	$—

December 31, 2024:
Available-for Sale debt securities:
U.S. Government and federal agency	$7,967	$1,626	$6,341	$—
Mortgage-backed: GSE - residential	38,858	—	38,858	—
State and political subdivision	19,833	—	19,833	—
Total Available-for-sale debt securities	$66,658	$1,626	$65,032	$—

Equity securities:
FHLMC Stock	$263	$263	$—	$—
Community Development Corp. Stock	62		62
Mortgage servicing rights	254	—	254	—
Total	$67,237	$1,889	$65,348	$—

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

The carrying value and estimated fair value of financial instruments follow:

December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,494	$15,494	$—	$—
Available-for-sale debt securities	66,930	574	66,356	—
Held-to-maturity debt securities	6,205	—	6,184	—
Equity securities	408	346	62	—
Loans	108,869	—	—	105,717
Interest receivable	757	757	—	—
Federal Home Loan Bank Stock	354	—	—	354
Cash surrender value of bank-owned life insurance	4,086	—	—	4,086
Financial liabilities:
Deposits	166,478	—	—	152,948
Interest payable	1	1	—	—

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

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

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2025 and 2024.

Fair Value Measurements Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

December 31, 2024:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

During 2025, one loan with a carrying value of $7 was recorded down to its fair value of $0 by recognizing a valuation allowance of $7. During 2024, there were no loans that were determined to have credit losses where a specific valuation allowance was needed.

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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

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

The Company participates in the FHLB Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had no commitments to deliver loans through the Program as of December 31, 2025 and 2024. Once delivered to the Program, the Company is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of December 31, 2025, and 2024, the Company had no liability outstanding.

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

At December 31, 2025, the Company had granted unused lines of credit to borrowers aggregating approximately $3,422 and $1,100 for commercial lines and open-end consumer lines, respectively. At December 31, 2024, the Company had granted unused lines of credit to borrowers aggregating approximately $2,911 and $1,456 for commercial lines and open-end consumer lines, respectively.

Note 17: Government Assistance

On October 31st, 2012, the Bank entered into a settlement agreement on the foreclosure of the Country Aire Subdivision in LaSalle, IL whereby the Bank assumed the rights and responsibility as the developer of this subdivision. This subdivision was granted a Tax Incremental Financing (TIF) district by the City of LaSalle in 2004. The previous developer did not complete the terms of the TIF agreement, thus the Bank entered into an agreement with the City of LaSalle to meet the requirements of the TIF agreement and then receive the incentives upon completion of all terms of the agreement. The City of LaSalle accepted the subdivision on October 25, 2016. Because the incentives are based on the incremental taxes generated from the sale of the lots and the building of homes the Bank continued to market and sell lots with the final contract in 2019. At December 31, 2019, the Bank had met all the requirements and had all lots sold therefore a TIF receivable was recorded for the estimated value of funds to be received from the City of Lasalle over the remaining term of the TIF district. Each year end the Bank evaluates the TIF receivable based on the 3rd party TIF administrator’s estimated value of homes, their incremental taxes and the developer’s share of the incremental taxes. The receivable for these funds of

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

$214 at December 31, 2025 and $449 at December 31, 2024 are included in Other Assets on the Consolidated Balance Sheets and changes to the valuation are adjusted through Other Non-interest Income on the Consolidated Statements of Income.

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

The annual contribution to the ESOP was made during the years ended December 31, 2025 and December 31, 2024, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period base on the average fair value of the shares and totaled $65 and $53 for the years ended December 31, 2025 and 2024, respectively.

At December 31, 2025, there were 11,040 shares allocated to participants. At December 31, 2024, there were 5,520 shares allocated to participants. At December 31, 2025 and 2024 there were 5,520 and 5,520 shares committed to be released to participants and 121,440 and 126,960 unallocated shares at December 31, 2025 and 2024, respectively. The fair value of unallocated ESOP shares totaled $1.9 million and $1.4 million at December 31, 2025 and December 31, 2024, respectively.

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

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

Earnings per common share for the years ended December 31, 2025 and 2024 is presented in the following table.

	Year Ended December 31,
	2025	2024

	(dollars in thousands, except per share amounts)
Net income	$1,671	$905
Weighted shares outstanding for basic EPS
Weighted average shares outstanding	1,725,000	1,725,000
Less: Weighted average unallocated ESOP shares	(123,510)	(129,030)
Less: Weighted average Treasury shares	(122,763)	(41,423)
Add: Weighted average shares in Rabbi Trust for Deferred Compensation Plan	40,000	40,000
Weighted average shares outstanding for basic EPS	1,518,727	1,594,547
Additional dilutive shares	14,053	—
Weighted average shares outstanding for dilutive EPS	1,532,780	1,594,547
Basic income per share	$1.10	$0.57
Diluted income per share	$1.09	$0.57

Note 20: Stock Based Compensation

On May 22, 2025, the Company’s stockholders approved the PFS Bancorp, Inc. 2025 Equity Incentive Plan (the “Plan”). A total of 172,500 stock options and 69,000 restricted shares were approved for award. As of December 3, 2025, 69,000 shares of common stock remained available for grant as stock options, and 27,600 shares of common stock remained available for award of restricted stock the Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted OTC market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that the options are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of PFS Bancorp, Inc. stock for the weighted average lifetime period prior to issuance date. The following assumptions were used in estimating the fair value of options granted during the year ended December 31, 2025:

Year Ended
December 31, 2025

Dividend yield	—%
Risk-free interest rate	4.21%
Expected volatility	16.9%
Weighted average expected life (years)	6.5
Weighted average per share value of options	$3.30

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

A summary of the Company’s stock option activity for the year ended December 31, 2025 is presented below.

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding December 31, 2024	—	—	—	—
Granted	103,500	$11.06	9.9	$469,890
Exercised	—	—	—	—
Forfeited	—	—	—	—
Vested shares expired	—	—	—	—
Outstanding December 31, 2025	103,500	$11.06	9.9	$469,890
Options exercisable at December 31, 2025	—	—	—	—

The following table summarizes information about the Company’s nonvested stock option activity for the year ended December 31, 2025:

Stock Options	Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at December 31, 2024	—	—
Granted	103,500	$3.30
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2025	103,500	$3.30

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $40 and $0 in stock option expense during the year ended December 30, 2025 and 2024, respectively.

At December 31, 2025, the Company had $302 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 5 years.

The following table summarizes information about the Company’s restricted stock activity for the year ended December 31, 2025:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at December 31, 2024	—	—
Granted	41,400	$11.06
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2025	41,400	$11.06

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $53 and $0 in restricted stock expense during the year ended December 31, 2025 and 2024, respectively. At

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

December 31, 2025, the Company had $404 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 5 years.

Note 21: Condensed Parent Company Only Financial Information

A condensed summary of PFS Bancorp’s financial information is shown.

Parent Only Condensed Balance Sheets

	December 31,	December 31,
	2025	2024

Assets
Cash in bank subsidiary	$5,607	$7,045
Investment in bank subsidiary, at underlying equity	32,114	28,349
Loan receivable - ESOP	1,241	1,260
Other assets	98	33
Total assets	$39,060	$36,687

Liabilities and Stockholders' Equity
Liabilities :
Other liabilities	$7	$12
Total liabilities	7	12

Stockholders' equity:
Common Stock	$17	$17
Additional paid in capital	15,705	15,603
Retained Earnings	27,372	25,701
Accumulated Other Comprehensive Income (Loss)	(1,439)	(3,313)
Unallocated Shares of ESOP	(1,214)	(1,270)
Treasury Shares	(1,788)	(463)
Deferred Compensation Plan Liability	400	400
Total stockholders' equity	39,053	36,675
Total liabilities and stockholders' equity	$39,060	$36,687

PFS Bancorp, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(dollar amounts in thousands)

Parent Only Condensed Statements of Income

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024

Interest income:
Income on ESOP loan	$107	$109
Total interest income	107	109
Interest expense:
Interest expense on borrowings	—	—
Total interest expense	—	—
Net interest income	107	109
Noninterest expenses:
Other noninterest expense	328	216
Loss before income taxes	(221)	(107)
Income tax benefit	66	33
Loss before equity in undistributed earnings of Bank	(155)	(74)
Equity in undistributed earnings of Bank	1,826	979
Net income	$1,671	$905

Parent Only Condensed Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024

Cash flows from operating activities:
Net income	$1,671	$905
Adjustments to reconcile net income to net cash used in operating activities
Equity in undistributed earnings of Bank	(1,826)	(979)
Stock Incentive Plan expense	93
Other assets	(65)	93
Other liabilities	(5)	12
Net cash used in operating activities	(132)	31
Cash flows from investing activities:
Payments from ESOP loan	19	17
Net cash provided by (used in) investing activities	19	17
Cash flows from financing activities:
Purchase of treasury stock	(1,325)	(63)
Net cash (used in) provided by financing activities	(1,325)	(63)
Net change in cash and cash equivalents	(1,438)	(15)
Cash and cash equivalents at beginning of period	7,045	7,060
Cash and cash equivalents at end of period	$5,607	$7,045

ITEM 9.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including its President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2025. Based on that evaluation, the Company’s management, including the President, Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting. During the quarter ended December 31, 2025, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for the external purposes in accordance with accounting principles generally accepted in the United States of America.

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

The Company’s management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria set forth in the “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective, based on those criteria.

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

ITEM 9B.Other Information

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement “ (as such term is defined in Item 408 of SEC Regulation S-K).

ITEM 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

ITEM 10.Directors, Executive Officers and Corporate Governance

The information relating to the directors and officers of the Company, information regarding compliance with Section 16(a) of the Exchange Act and information regarding the audit committee and audit committee financial expert is incorporated herein by reference to the Company’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Proposal 1—Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Nominating Committee Procedures—Procedures to be Followed by Stockholders,” “Corporate Governance—Committees of the Board of Directors” and “—Audit Committee” is incorporated herein by reference.

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

ITEM 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Stock-Based Compensation Plans

The following information is presented as of December 31, 2025, for the PFS Bancorp, Inc. 2025 Equity Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (Column A)	Weighted-average exercise price of outstanding options, warrants and rights (Column B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A)
Equity compensation plans approved by stockholders	103,500	$11.06	96,600
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	103,500	$11.06	96,600

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
4

Form of Common Stock Certificate of PFS Bancorp, Inc. (incorporated by reference to Exhibit 4 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270452), as filed on March 10, 2023)

4.1

Description of Securities of Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (Commission File No. 000-56602), as filed on March 28, 2025)

10.1

Employment Agreement between Peru Federal Savings Bank and Eric J. Heagy (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 000-56602), as filed om March 26, 2025) †

10.2

Employment Agreement between Peru Federal Savings Bank and Dale R. Tieman (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 000-56602), as filed om March 26, 2024) †

10.3

Salary Continuation Agreement for Eric J. Heagy (incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (Commission File No. 000-56602), as filed on March 26, 2024) †

10.4

Form of Peru Federal Savings Bank Amended and Restated Supplemental Life Insurance Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270452), as filed on March 10, 2023)†

10.5

Peru Federal Savings Bank Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-270452), as filed on March 10, 2023)†

19

Policy Regarding Insider Trading (incorporated by reference to Exhibit 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (Commission File No. 000-56602), as filed on March 28, 2025)

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
101

The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

PFS BANCORP, INC.

Date: March _____, 2026	By:	/s/ Eric J. Heagy
Eric J. Heagy
President, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Eric J. Heagy	President, Chief Executive	March 25, 2026
Eric J. Heagy	Officer, Chief Financial Officer, and Director (Principal Executive, Financial and Accounting Officer)

/s/ Michael J. Rooney	Director	March 25, 2026
Michael J. Rooney

/s/ Jonathan F. Brandt	Director	March 25, 2026
Jonathan F. Brandt

/s/ James J. Brady, IV	Director	March 25, 2026
James J. Brady, IV

/s/ Cynthia L. Kurkowksi	Director	March 25, 2026
Cynthia L. Kurkowksi

/s/ Dale R. Tieman	Director	March 25, 2026
Dale R. Tieman