Form 10-Q
period 2026-03-31
PFS Bancorp, Inc.
filed 2026-05-06
CIK 1967656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

1,549,393 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of May 6, 2026.

PFS Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

PFS Bancorp, Inc.

Consolidated Balance Sheets

March 31, 2026 (Unaudited) and December 31, 2025

(Dollars In thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Cash and cash equivalents — cash and due from bank	$22,133	$15,494
Available-for-sale debt securities (net of credit losses of $0 at March 31, 2026 and December 31, 2025, respectively, amortized cost of $67,231 and $68,943 at March 31, 2026 and December 31, 2025, respectively)	64,856	66,930
Held-to-maturity debt securities (net of allowance for credit losses of $0 as of March 31, 2026 and December 31, 2025)	5,219	6,205
Equity securities	294	408
Loans, net of allowance for credit losses of $840 and $842 at March 31, 2026 and December 31, 2025	109,104	108,869
Premises and equipment, net of accumulated depreciation of $2,972 and $2,941 at March 31, 2026 and December 31, 2025	1,961	1,992
Federal Home Loan Bank stock	354	354
Interest receivable	709	757
Cash surrender value of bank-owned life insurance	4,114	4,086
Deferred income taxes	1,208	1,057
Mortgage servicing rights	208	208
Other	547	551

Total assets	$210,707	$206,911

Liabilities and Equity Capital

Liabilities
Deposits
Demand	$18,672	$18,783
Savings, NOW and money market	75,834	72,671
Time	75,637	75,024

Total deposits	170,143	166,478
Deferred compensation	714	691
Income tax payable	465	341
Interest payable and other liabilities	411	348

Total liabilities	171,733	167,858

Stockholders' Equity
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 14,000,000 shares authorized, 1,725,000 issued,1,549,393 and 1,562,319 outstanding at March 31, 2026 and December 31, 2025	17	17
Additional Paid in Capital	15,754	15,705
Unallocated common stock of ESOP	(1,200)	(1,214)
Treasury stock - 175,607 shares at March 31, 2026 and 162,681 shares at December 31, 2025	(1,989)	(1,788)
Deferred compensation liability - 40,000 shares held in trust at March 31, 2026 and December 31, 2025	400	400
Retained earnings	27,690	27,372
Accumulated other comprehensive (loss)	(1,698)	(1,439)

Total stockholders' equity	38,974	39,053

Total liabilities and stockholders' equity	$210,707	$206,911

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Income

For the Three Ended March 31, 2026 (Unaudited) and 2025 (Unaudited)

(Dollars In Thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Interest and Dividend Income
Loans, including fees	$1,546	$1,317
Debt securities
Taxable	412	415
Tax-exempt	130	134
Dividends	6	7
Other	201	248

Total interest and dividend income	2,295	2,121

Interest Expense
Deposits	806	813

Net Interest Income	1,489	1,308

Provision for Credit Losses	15	56

Net Interest Income After Provision for Credit Losses	1,474	1,252

Noninterest Income
Commission income	3	3
Customer service fees	113	101
Net realized gain on loan sales	1	2
Loan servicing fees	13	15
Other	34	31

Total noninterest income	164	152

Noninterest Expense
Salaries and employee benefits	673	555
Occupancy	81	89
Depreciation	31	34
Data processing	111	146
Professional fees	96	88
Marketing	38	37
Printing and office supplies	27	12
Deposit insurance premiums	38	40
Other	149	34

Total noninterest expense	1,244	1,035

Income Before Income Taxes	394	369

Provision for Income Taxes	76	84

Net Income	$318	$285

Earnings per share-basic	$0.21	$0.18
Weighted-average shares outstanding-basic and diluted	1,509,885	1,583,514.00
Earnings per share-diluted	0.21	0.18
Weighted-average shares outstanding-diluted	1,546,671	1,583,514

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three Ended March 31, 2026 (Unaudited) and 2025 (Unaudited)

(In Thousands)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Net Income	$318	$285

Other Comprehensive (Loss) Income
Unrealized gains (losses) on available-for-sale debt securities, net of taxes of $(103) and $254 for the three months ended March 31, 2026 and 2025, respectively.	(259)	643

Other comprehensive (loss) income	(259)	643

Comprehensive Income	$59	$928

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three Ended March 31, 2026 (Unaudited) and 2025 (Unaudited)

(In Thousands)

					Accumulated
			Unallocated		Other			Total
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury	Deferred Comp	Stockholders'
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock	Liability	Equity
Balance, December 31, 2024	$17	$15,603	$(1,270)	$25,701	$(3,313)	$(463)	400	$36,675

Net income	—	—	—	285	—	—	—	285
ESOP shares committed to be released (1,380 shares)	—	1	14	—	—	—	—	15
Purchased 19,042 shares of treasury stock	—	—	—	—	—	(206)	—	(206)
Other comprehensive income	—	—	—	—	643	—	—	643
Balance, March 31, 2025	$17	$15,604	$(1,256)	$25,986	$(2,670)	$(669)	$400	$37,412

Balance, December 31, 2025	$17	$15,705	$(1,214)	$27,372	$(1,439)	(1,788)	400	$39,053

Net income	—	—	—	318	—	—	—	318
ESOP shares committed to be released (1,380 shares)	—	9	14	—	—	—	—	23
Stock-based compensation expense	—	40	—	—	—	—	—	40
Purchased 12,926 shares of treasury stock	—	—	—	—	—	(201)	—	(201)
Other comprehensive loss	—	—	—	—	(259)	—	—	(259)

Balance, March 31, 2026	$17	$15,754	$(1,200)	$27,690	$(1,698)	$(1,989)	$400	$38,974

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2026 (Unaudited) and 2025 (Unaudited)
(In Thousands)

	2026	2025
Operating Activities
Net income	$318	$285
Items not requiring (providing) cash:
Depreciation	31	34
Provision for credit losses	15	56
Amortization (Accretion) of premiums and discounts on debt securities	(5)	14
Deferred income taxes	23	6
Change in fair value of equity securities	114	1
Net realized (gain) loss on loan sales	(1)	(2)
Earnings on cash surrender value of life insurance	(28)	(26)
Stock-based compensation expense	40	—
ESOP compensation expense	23	15
Changes in:
Interest receivable	48	21
Other assets	4	60
Interest payable and other liabilities	122	104
Net cash provided by operating activities	704	568

Investing Activities
Purchases of available-for-sale debt securities	—	(3,481)
Proceeds from maturities of available-for-sale debt securities	1,718	2,255
Proceeds from maturities of held-to-maturity debt securities	985	—
Net change in loans	(232)	246
Purchase of premises and equipment	—	(3,345)
Purchase of FHLB Stock	—	(15)
Net cash provided (used) in investing activities	2,471	(4,340)

Financing Activities
Net increase (decrease) in demand deposits, money market,
NOW and savings accounts	3,052	3,839
Net increase in time deposits	613	2,678
Purchase of treasury stock	(201)	(206)
Net cash provided by financing activities	3,464	6,311
Increase (Decrease) in Cash and Cash Equivalents	6,639	2,539
Cash and Cash Equivalents, Beginning of Year	15,494	16,256
Cash and Cash Equivalents, End of Year	$22,133	$18,795
Supplemental Cash Flows Information
Interest paid	$802	$809
Income taxes paid	$—	$—

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

In the opinion of Company management, the accompanying unaudited consolidated financial statements at March 31, 2026 and for the periods ended March 31, 2026 and March 31, 2025 include all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated balance sheet at March 31, 2026 and the consolidated statements of income for the interim periods ended March 31, 2026 and 2025. The consolidated statement of income for the interim period ended March 31, 2026 is not necessarily indicative of the results of operations for the full year. This information should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2025 and 2024 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At March 31, 2026 and December 31, 2025, cash equivalents consisted of due from bank accounts.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

At March 31, 2026 and December 31, 2025, the Company’s cash accounts exceeded federally insured limits by $501 and $504, respectively.

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

Accrued interest receivable on available-for-sale debt securities totaled $334 and $346 at March 31, 2026 and December 31, 2025 respectively and is excluded from the estimate of credit losses.

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

Accrued interest receivable on held-to-maturity debt securities totaled $16 and $23 at March 31, 2026 and December 31, 2025 respectively and is excluded from the estimate of credit losses.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company excludes accrued interest receivable from the amortized cost basis of loans when estimating credit losses and when presenting required disclosures in the consolidated financial statements. Accrued interest on loans totaling $359 and $388 at March 31, 2026 and December 31, 2025, respectively, was excluded from the amortized cost basis of loans. Accrued interest is written off at the same time as when a loan is moved to non-accrual status.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

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

Note 3:  Debt Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of debt securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
March 31, 2026:
U.S. Government and federal agencies	$7,217	$88	(44)	$7,261
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	40,926	257	(2,052)	39,131
State and political subdivisions	19,088	45	(669)	18,464

	$67,231	$390	$(2,765)	$64,856

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2025:
U.S. Government and federal agencies	$7,186	$135	$(40)	$7,281
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	42,573	367	(2,014)	40,926
State and political subdivisions	19,184	70	(531)	18,723

	$68,943	$572	$(2,585)	$66,930

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Debt Securities:
March 31, 2026
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	$699	$—	$(115)	$584
Certificates of Deposit	4,520	66	—	4,586

	$5,219	$66	$(115)	$5,170

Held-to-maturity Debt Securities:
December 31, 2025
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	$700	$—	$(108)	$592
Certificates of Deposit	5,505	87	—	5,592

	$6,205	$87	$(108)	$6,184

The amortized cost and fair value of available-for-sale securities and held-to-maturity debt securities at March 31, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$1,812	$1,805	$1,592	$1,600
One to five years	7,152	7,053	2,928	2,986
Five to ten years	12,141	11,764	—	—
After ten years	5,200	5,103	—	—
	26,305	25,725	4,520	4,586
Mortgage-backed securities	40,926	39,131	699	584

Totals	$67,231	$64,856	$5,219	$5,170

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $12,647 at March 31, 2026 and $13,446 at December 31, 2025.

There were no sales of securities for the three and three months ended March 31, 2026 and 2025.

A portion of available-for-sale investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$—	$—	$2,287	$(44)	$2,287	$(44)
State and political subdivisions	4,679	(61)	8,693	(608)	13,372	(669)
Mortgage backed securities - GSE residential	2,748	(27)	20,832	(2,025)	23,580	(2,052)
Total AFS securities	$7,427	$(88)	$31,812	$(2,677)	$39,239	$(2,765)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$—	$—	$2,286	$(40)	$2,286	$(40)
State and political subdivisions	1,337	(3)	11,093	(528)	12,430	(531)
Mortgage backed securities - GSE residential	1,916	(17)	22,126	(1,997)	24,042	(2,014)
Total AFS securities	$3,253	$(20)	$35,505	$(2,565)	$38,758	$(2,585)

Total fair value of these investments at March 31, 2026 and December 31, 2025, was $39,239 and $38,758. The following table shows the total available-for-sale securities and aggregate depreciation by security type:

	Number of
	securities in a	Aggregate
	loss position	depreciation
March 31, 2026

U.S. Government and Federal agencies	4	(1.89)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	156	(7.98)%
State and political subdivisions	35	(4.76)%

Total Portfolio	195	(6.57)%

December 31, 2025

U.S. Government and Federal agencies	4	(1.71)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	155	(7.73)%
State and political subdivisions	33	(4.10)%

Total Portfolio	192	(6.25)%

These unrealized losses relate principally to the changes in market interest rates and are not due to changes in the financial condition of the issuer, the quality of the underlying assets, or applicable credit enhancements. In analyzing whether and allowance for credit losses on debt securities is required, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no allowance for credit losses related to debt securities has been recorded at March 31, 2026 and December 31, 2025.

Management has evaluated the Company’s held-to-maturities securities unrealized losses and has concluded that no anticipated credit losses are expected and therefore no reserve for losses related to held-to-maturity securities has been included in the Company’s allowance for credit losses.

Note 4:    Equity Securities

Equity securities comprised the following as of March 31, 2026 and December 31, 2025 and are included in the consolidated balance sheets:

	March 31,	December 31,
	2026	2025
Community Development Corp. Stock	$62	$62
FHLMC Preferred Stock	232	346
Total	$294	$408

Community Development Corp. (CDC) Stock is presented on the balance sheets at fair value. The FHLMC Preferred Stock is presented on the balance sheet at fair value. The table below details changes in the carrying amount of the CDC stock and FHLMC Preferred Stock for the three months ended March 31, 2026 and year ended December 31, 2025.

	March 31,	December 31,
	2026	2025
Net gains and (losses) recognized during the period on equity securities	$(114)	$83
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$(114)	$83

Note 5:    Loans and Allowance for Credit Losses

Classes of loans at March 31, 2026 and December 31, 2025 include:

	March 31,	December 31,
	2026	2025
Mortgage loans on real estate:
Residential 1-4 family	$68,657	$69,197
Commercial	30,254	29,428
Construction and land development	1,895	1,533
Total mortgage loans on real estate	100,806	100,158
Commercial loans	5,592	5,700
Consumer	3,413	3,737
	109,811	109,595
Plus:
Deferred Loan Costs	133	116
Less:
Allowance for credit losses	840	842
Net loans	$109,104	$108,869

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company participates in the U.S. Department of Agriculture’s Rural Development Section 502 Guaranteed Loan Program. This program assists approved lenders in providing low- and moderate-income households the opportunity to own adequate, modest, decent, safe and sanitary dwellings as their primary residence in eligible rural areas. Eligible applicants may, purchase, build, rehabilitate, or relocate a dwelling in an eligible rural area with 100% financing. The program provides a 90% loan note guarantee to approved lenders in order to reduce the risk of extending 100% loans to eligible rural homebuyers. As of March 31, 2026 and December 31, 2025, the company held $2,511 and $2,542 respectively, of USDA Guaranteed loans in the Residential 1-4 Family portfolio of loans.

The following tables present the balance in the allowance for credit losses based on portfolio segment for the periods presented:

	Three Months Ended
	March 31, 2026
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$283	$449	$11	$74
Provision charged to expense	(5)	4	2	(2)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$278	$453	$13	$72

Allowance for credit losses for unfunded loan commitments
Balance, beginning of period	$2	$11	$4	$3
Provision charged to expense	4	14	(1)	—
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$6	$25	$3	$3

	Three Months Ended
	March 31, 2026 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$25	$842
Provision charged to expense	(1)	(2)
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$24	$840

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$20
Provision charged to expense	—	17
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$37

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31, 2025
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$271	$339	$13	$60
Provision charged to expense	(5)	44	(2)	6
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$266	$383	$11	$66

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$2	$7	$6	$2
Provision charged to expense	2	14	(6)	1
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$4	$21	$—	$3

	Three Months Ended
	March 31, 2025 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$17	$700
Provision charged to expense	2	45
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$19	$745

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$17
Provision charged to expense	—	11
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$28

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The provision for credit losses is determined by the Company as the amount that is added to ACL accounts to bring the ACL to that, in management's judgement, is adequate to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended March 31,
	2026	2025
Provision for credit losses:
Loans	$(2)	$45
Unfunded loan commitments	17	11
Total	$15	$56

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes were made to either during the three months ended March 31, 2026 or during the year ended December 31, 2025. The following tables represents loans, as of March 31, 2026 and December 31, 2025, by grading category and year in which the loans were originated:

	March 31, 2026
							Revolving
							Lines of
	2026	2025	2024	2023	2022	Prior	Credit	Total
Pass
Residential 1-4 Family	$1,991	$8,797	$7,691	$6,466	$7,870	$34,754	$777	$68,346
Commercial Real Estate	1,264	10,023	4,855	3,062	3,695	6,272	—	29,171
Construction and Land Development	369	633	—	785	—	108	—	1,895
Commercial	218	1,438	861	2,297	63	125	590	5,592
Consumer	119	1,484	850	492	109	359	—	3,413
Total Pass	$3,961	$22,375	$14,257	$13,102	$11,737	$41,618	$1,367	$108,417
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	611	—	—	—	611
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$—	$—	$611	$—	$—	$—	$611
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$311	$—	$311
Commercial Real Estate	—	—	—	—	—	472	—	472
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$783	$—	$783
Total	$3,961	$22,375	$14,257	$13,713	$11,737	$42,401	$1,367	$109,811

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

	December 31, 2025
							Revolving
							Lines of
	2025	2024	2023	2022	2021	Prior	Credit	Total
Pass
Residential 1-4 Family	$9,029	$7,806	$7,021	$8,307	$6,989	$28,938	$862	$68,952
Commercial Real Estate	10,128	4,954	3,082	3,728	2,870	3,574	—	28,336
Construction and Land Development	632	—	790	—	—	111	—	1,533
Commercial	1,614	888	2,447	78	89	51	533	5,700
Consumer	1,707	948	568	132	254	128	—	3,737
Total Pass	$23,110	$14,596	$13,908	$12,245	$10,202	$32,802	$1,395	$108,258
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	615	—	—	—	—	615
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$—	$615	$—	$—	$—	$—	$615
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$245	$—	$245
Commercial Real Estate	—	—	—	—	—	477	—	477
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$722	$—	$722
Total	$23,110	$14,596	$14,523	$12,245	$10,202	$33,524	$1,395	$109,595

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	1	2	—	—	—	—	—	3
	$1	$2	$—	$—	$—	$—	$—	$3

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2026 and December 31, 2025:

March 31, 2026				2026		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$301	$80	$74	$455	$68,202	$68,657
Commercial	393	—	—	393	29,861	30,254
Construction and land development	—	—	—	—	1,895	1,895

Total real estate loans	694	80	74	848	99,958	100,806

Commercial	—	—	—	—	5,592	5,592
Consumer	10	—	2	12	3,401	3,413

Total	$704	$80	$76	$860	$108,951	$109,811

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

December 31, 2025				2025		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$534	$452	$120	$1,106	$68,091	$69,197
Commercial	23	—	—	23	29,405	29,428
Construction and land development	—	—	—	—	1,533	1,533

Total real estate loans	557	452	120	1,129	99,029	100,158

Commercial	—	—	—	—	5,700	5,700
Consumer	9	10	—	19	3,718	3,737

Total	$566	$462	$120	$1,148	$108,447	$109,595

During the three months ended March 31, 2026, there was no material amount of accrued interest that was written off, related to loans placed in nonaccrual status during the year. During the year ended December 31, 2025 there was no material amount of accrued interest that was written off related to loans placed in nonaccrual status during the year.

Collateral-Dependent Loans

At March 31, 2026, the Company held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operations of the collateral. The ACL for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

●	One-to-four family mortgages are primarily secured by first liens on residential real estate.
●	Commercial real estate loans are primarily secured by first liens on office and industrial buildings.
●	Commercial and industrial loans are primarily secured by first liens on accounts receivables, inventory, and equipment.
●	Home equity loans are primarily secured by second liens on residential real estate.
●	Consumer loans are primarily secured by first liens on automobiles and recreational vehicles.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The following table presents information regarding collateral dependent loans as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Loan	Specific	Loan	Specific
	Balance	Allowance	Balance	Allowance
Mortgage loans on real estate:
Residential 1-4 family	$311	—	$245	—
Commercial	472	—	477	—
Construction and land development	—	—	—	—

Total real estate loans	783	—	722	—

Commercial	—	—	—	—
Consumer	6	6	7	7

Total	$789	$6	$729	$7

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
March 31, 2026
Residential - First Mortgage	311	—	311	212	—	—
Commercial real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$311	$—	$311	$212	$—	$—

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
December 31, 2025
Residential - First Mortgage	212	—	212	348	—	33
Commercial real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$212	$—	$212	$348	$—	$33

There were no new loans modified due to borrowers experiencing financial difficulties during the three months ended March 31, 2026 or 2025.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	March 31,	December 31,
	2026	2025
Land	$746	$746
Buildings and improvements	3,063	3,063
Equipment	1,124	1,124
	4,933	4,933
Less accumulated depreciation	(2,972)	(2,941)
Net premises and equipment	$1,961	$1,992

Note 7: Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $18,469 and $18,881 at March 31, 2026 and December 31, 2025, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the three months ended March 31, 2026 and for the year ended December 31, 2025:

	March 31,	December 31,
	2026	2025
Fair value as of the beginning of period	$208	$254
Changes in fair value due to changes in valuation inputs or assumptions	—	(46)
Fair value at the end of period	$208	$208

The estimated fair value of mortgage servicing rights is determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions, such as discount rates and prepayment speeds based on market data from independent organizations. Information about the estimated fair value of mortgage servicing rights at March 31, 2026 and December 31, 2025 follows:

	March 31,	December 31,
	2026	2025
Range of discount rates	9.250-12.250%	9.250-12.250%
Range of prepayment speeds (1)	110-318	110-318
Weighted average default rate	0.58%	0.58%

Management did not utilize a valuation model to calculate the fair value of mortgage servicing rights at March 31, 2026 but Management determined the change in fair value was not significant to the consolidated financial statements as of March 31, 2026.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 8:   Time Deposits

Time deposits in denominations of $250 or more were $16,856 on March 31, 2026 and $16,436 on December 31, 2025.

At March 31, 2026, the scheduled maturities of time deposits are as follows:

2026	$49,706
2027	19,889
2028	2,511
2029	2,196
2030	923
Thereafter	412
$75,637

Note 9:   Borrowings

As of March 31, 2026 and December 31, 2025, the Company had no borrowed funds.

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

At March 31, 2026, the Bank’s available and unused portion of this borrowing agreement totaled approximately $51.1 million. At December 31, 2025, the Bank’s available and unused portion of this borrowing agreement totaled approximately $50.4 million.

At March 31, 2026, the Bank’s available and unused unsecured line of credit with Bankers’ Bank of Wisconsin and United Bankers’ Bank totaled $4,000 and $5,000, respectively. At December 31, 2025, the Bank’s available and unused unsecured line of credit with Bankers’ Bank of Wisconsin and United Bankers’ Bank totaled $4,000 and $5,000, respectively.

Note 10:  Income Taxes

Income tax expense was $76 and $84 for the three months ended March 31, 2026 and 2025, respectively.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under the tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of March 31, 2026 and December 31, 2025 the Company has determined that no allowance is deemed necessary. The net deferred tax assets were $1,208 and $1,057 as of March 31, 2026 and December 31, 2025, respectively.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Company’s Board of Directors and management continue to assess the deferred tax assets in light of recent changes in market conditions, forecasted future projected income and available tax planning strategies. As such, there may be deferred tax impairment in subsequent periods.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois. During the three months ended March 31, 2026 and 2025, the Company recognized no interest or penalties.

Note 11:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in Stockholders’ equity, are as follows:

	March 31,	December 31,
	2026	2025
Net unrealized gain (loss) on available-for-sale debt securities	$(2,375)	$(2,013)

Tax effect	677	574

Net-of-tax amount	$(1,698)	$(1,439)

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

Management believes, as of March 31, 2026 and December 31, 2025, that the Bank meets all capital adequacy requirements to which it is subject. As of March 31, 2026, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum to Be Well
					Capitalized Under
					Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026:

Leverage ratio (to average assets)	$33,920	16.1%	$8,435	4.0%	$10,544	5.0%
Common Equity Tier 1 (to risk weighted assets)	$33,920	32.6%	$4,678	4.5%	$6,757	6.5%
Tier 1 Capital ratio (to risk weighted assets)	$33,920	32.6%	$6,238	6.0%	$8,317	8.0%
Total Capital (to risk-weighted assets)	$34,797	33.5%	$8,317	8.0%	$10,396	10.0%

As of December 31, 2025:

Leverage ratio (to average assets)	$33,552	16.3%	$8,248	4.0%	$10,310	5.0%
Common Equity Tier 1 (to risk weighted assets)	$33,552	31.7%	$4,760	4.5%	$6,876	6.5%
Tier 1 Capital ratio (to risk-weighted assets)	$33,552	31.7%	$6,347	6.0%	$8,463	8.0%
Total Capital (to risk-weighted assets)	$34,414	32.5%	$8,463	8.0%	$10,578	10.0%

The net unrealized gain or loss on available-for-sale securities, net of tax, is not included in computing regulatory capital.

Note 13: Related Party Transactions

At March 31, 2026 and December 31, 2025, the Company had loans outstanding to executive officers, directors, significant shareholders, and their affiliates (related parties), of $647 and $822, respectively.

Deposits from related parties held by the Company at March 31, 2026 and December 31, 2025 totaled $1,385 and $1,166, respectively.

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

A summary of loans to directors, executive officers, and their affiliates as of March 31, 2026 and December 31, 2025 is as follows:

	March 31,	December 31,
	2026	2025
Beginning balance	$822	$924
New Loans	—	20
Repayments	(175)	(122)

Ending balance	$647	$822

The Company’s Board-approved law firm is Duncan & Brandt, P.C, which is solely owned by the Company’s Vice Chairman Jonathan Brandt. The Company pays an annual retainer to Duncan & Brandt of $15 and $15 for the three months ended March 31, 2026 and 2025, respectively. In addition to the annual retainer, the firm received various fees for legal services rendered in the normal course of business of $4 and $4 for the three months ended March 31, 2026 and 2025, respectively.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Note 14: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a percentage of their compensation, up to the maximum allowable by the IRS, with the Company matching 50 percent of the employee’s contribution on the first 5 percent of the employee’s compensation. Employer contributions charged to expense totaled $21 and $26 for the three months ended March 31, 2026 and 2025, respectively.

The Company has deferred compensation agreements with directors. The agreements provide for the payment of benefits at termination or retirement. The plan assets are comprised of Company stock held in a Rabbi Trust and cash assets. The cash balances earn a rate of return equivalent to the Moody’s Bond Indices Corporate AAA rate as of December 31st of the prior year. The charge to expense for the agreements was $9 for the three months ended March 31, 2026. For the three months ended March 31, 2025 a change in accounting method required an adjustement of $(35). The liability accrued for these plans totaled $714 and $691 at March 31, 2026 and December 31, 2025, respectively.

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three months ended March 31, 2026 or year ended December 31, 2025.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and December 31, 2025.

		Fair Value Measurements Using
		Quoted Prices
		in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026:
Available-for Sale debt securities:
U.S. Government and federal agencies	$7,261	$576	$6,685	$—
Mortgage-backed: GSE - residential	39,131	—	39,131	—
State and political Subdivision	18,464	—	18,464	—
Total Available-For-sale debt securities	$64,856	$576	$64,280	$—

Equity securities:
FHLMC stock	$232	$232	$—	$—
Community Development Corp. Stock	62	—	62	—
Mortgage servicing rights	208	—	208	—
Total	$65,358	$808	$64,550	$—

December 31, 2025:
Available-for Sale debt securities:
U.S. Government and federal agency	$7,281	$574	$6,707	$—
Mortgage-backed: GSE - residential	40,926	—	40,926	—
State and political subdivision	18,723	—	18,723	—
Total Available-for-sale debt securities	$66,930	$574	$66,356	$—

Equity securities:
FHLMC Stock	$346	$346	$—	$—
Community Development Corp. Stock	62	—	62
Mortgage servicing rights	208	—	208	—
Total	$67,546	$920	$66,626	$—

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

The carrying value and estimated fair value of financial instruments follow:

March 31, 2026
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$22,133	$22,133	$—	$—
Available-for-sale debt securities	64,856	576	64,280	—
Held-to-maturity debt securities	5,219	—	5,170	—
Equity securities	294	232	62	—
Loans	109,104	—	—	105,719
Interest receivable	709	709	—	—
Federal Home Loan Bank Stock	354	—	—	354
Cash surrender value of bank-owned life insurance	4,114	—	—	4,114
Financial liabilities:
Deposits	170,143	—	—	154,225
Interest payable	5	5	—	—

December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,494	$15,494	$—	$—
Available-for-sale debt securities	66,930	574	66,356	—
Held-to-maturity debt securities	6,205	—	6,184	—
Equity securities	408	346	62	—
Loans	108,869	—	—	105,717
Interest receivable	757	757	—	—
Federal Home Loan Bank Stock	354	—	—	354
Cash surrender value of bank-owned life insurance	4,086	—	—	4,086
Financial liabilities:
Deposits	166,478	—	—	152,948
Interest payable	1	1	—	—

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2026 and December 31, 2025.

Fair Value Measurements Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

December 31, 2025:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

During the three months ended March 31, 2026, one loan with a carrying value of $6 was recorded down to its fair value of $0 by recognizing a valuation allowance of $6. During the three months ended March 31, 2025, there were no loans determined to have credit losses where a specific valuation allowance was needed.

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

At March 31, 2026, the Company had granted unused lines of credit to borrowers aggregating approximately $2,272 and $1,198 for commercial lines and open-end consumer lines, respectively. At December 31, 2025, the Company had granted unused lines of credit to borrowers aggregating approximately $3,422 and $1,100 for commercial lines and open-end consumer lines, respectively.

Note 17: Government Assistance

On October 31, 2012, the Company entered into a settlement agreement on the foreclosure of the Country Aire Subdivision in LaSalle, IL whereby the Company assumed the rights and responsibility as the developer of this subdivision. This subdivision was granted a Tax Incremental Financing (TIF) district by the City of LaSalle in 2004. The previous developer did not complete the terms of the TIF agreement, thus the Company entered into an agreement with the City of LaSalle to meet the requirements of the TIF agreement and then receive the incentives upon completion of all terms of the agreement. The City of LaSalle accepted the subdivision on October 25, 2016. Because the incentives are based on the incremental taxes generated from the sale of the lots and the building of homes the Company continued to market and sell lots with the final contract in 2019. At December 31, 2019, the Company had met all the requirements and had all lots sold therefore a TIF receivable was recorded for the estimated value of funds to be received from the City of Lasalle over the remaining term of the TIF district. Each year end the Company evaluates the TIF receivable based on the 3rd party TIF administrator’s estimated value of homes, their incremental taxes and the developer’s share of the incremental taxes. The receivable for these funds are included in Other Assets on the Consolidated Balance Sheets and changes to the valuation are adjusted through Other Non-interest Income on the Consolidated Statements of Income. The balance of this receivable was $214 and $214 as of March 31, 2026 and December 31, 2025, respectively.

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

The annual contribution to the ESOP was made during the year ended December 31, 2025, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $23 and $15 for the three months ended March 31, 2026 and 2025, respectively.

At March 31, 2026, there were 16,560 shares allocated to participants. There were 1,380 shares committed to be released to participants and 120,060 unallocated shares as of March 31, 2026. The fair value of unallocated ESOP shares totaled $1.9 million and $1.4 million at March 31, 2026 and December 31, 2025, respectively.

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

Earnings per common share for the three months ended March 31, 2026 and 2025 is presented in the following table:

	Three Months Ended March 31,
	2026	2025

	(dollars in thousands, except per share amounts)
Net income	$318	$285
Weighted shares outstanding for basic EPS
Weighted average shares outstanding	1,725,000	1,725,000
Less: Weighted average unallocated ESOP shares	(120,750)	(126,272)
Less: Weighted average Treasury shares	(134,365)	(55,214)
Add: Weighted average shares in Rabbi Trust for Deferred Compensation Plan	40,000	40,000
Weighted average shares outstanding for basic EPS	1,509,885	1,583,514
Additional dilutive shares	36,786	—
Weighted average shares outstanding for dilutive EPS	1,546,671	1,583,514
Basic income per share	$0.21	$0.18
Diluted income per share	$0.21	$0.18

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 20 – STOCK BASED COMPENSATION

Stock-Based Compensation Plans

On May 22, 2025, the Company’s stockholders approved the PFS Bancorp, Inc. 2025 Equity Incentive Plan (the “Plan”). A total of 172,500 stock options and 69,000 restricted shares were approved for award. As of March 31, 2026, 69,000 shares of common stock remained available for grant as stock options, and 27,600 shares of common stock remained available for award of restricted stock the Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted OTC market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that the options are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of PFS Bancorp, Inc. stock for the weighted average lifetime period prior to issuance date. The following assumptions were used for options issued as of December 31, 2025; no options were issued for the three months ended March 31, 2026 and 2025.

Dividend yield	—%
Risk-free interest rate	4.21%
Expected volatility	16.9%
Weighted average expected life (years)	6.5
Weighted average per share value of options	$3.30

A summary of the Company’s stock option activity for the three months ended March 31, 2026 is presented below.

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding December 31, 2025	103,500	$11.06	9.9	$469,890
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Vested shares expired	—	—	—	—
Outstanding March 31, 2026	103,500	$11.06	9.9	$469,890
Options exercisable at March 31, 2026	—	—	—	—

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes information about the Company’s nonvested stock option activity for the three months ended March 31, 2026:

Stock Options	Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at December 31, 2025	103,500	$3.30
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2026	103,500	$3.30

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $17 and $0 in stock option expense during the three months ended March 31, 2026 and 2025, respectively.

At March 31, 2026, the Company had $285 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 4.6 years.

The following table summarizes information about the Company’s restricted stock activity for the three months ended March 31, 2026:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at December 31, 2025	41,400	$11.06
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2026	41,400	$11.06

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $23 and $0 in restricted stock expense during the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, the Company had $382 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 4.6 years.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying consolidated financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission.

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

Summary of Significant Accounting Policies

A summary of our accounting policies is described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our significant policies described in such Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets. Total assets increased $3.8 million, or 1.8%, from $206.9 million at December 31, 2025 to $210.7 million at March 31, 2026. The increase was primarily comprised of an increase in cash and cash equivalents of $6.6 million while available-for-sale securities decreased by $2.1 million and held-to-maturity securities decreased $986,000.

Cash and Due from Banks. Cash and due from banks increased by $6.6 million, or 42.6%, to $22.1 million at March 31, 2026 compared to $15.5 million at December 31, 2025. This increase was primarily due to the increase in savings, NOW and money market deposits.

Available-for-Sale Investment Securities. Available-for-sale investment securities decreased by $2.1 million, or 3.0%, to $64.9 million at March 31, 2026 from $66.9 million at December 31, 2025. The decrease was a result of principal payments on mortgage-backed securities and collateralized mortgage obligation securities and by maturities. The market value adjustment on available-for-sale investment securities declined by $362,000 during the three months ended March 31, 2026 due to fluctuation in market interest rates.

Held-to-Maturity Investment Securities. Held-to-maturity investment securities decreased by 986,000, or 15.9%, to $5.2 million at March 31, 2026 from $6.2 million at December 31, 2025, due to maturities. There were no purchases of held-to-maturity securities during the three months ended March 31, 2026.

Loans, Net. Loans, net, increased $235,000 or 0.2%, to $109.1 million at March 31, 2026 compared to $108.9 million at December 31, 2025. One-to four-family residential mortgage loans decreased $540,000, or 0.8%, from $69.2 million at December 31, 2025 to $68.7 million at March 31, 2026. Commercial real estate loans increased $826,000, or 2.8%, from $29.4 million at December 31, 2025 to $30.3 million at March 31, 2026. Construction and land development loans increased by $362,000, or 23.6%, from $1.5 million at December 31, 2025 to $1.9 million at March 31, 2026. Commercial loans decreased $108,000, or 1.9%, from $5.7 million at December 31, 2025 to $5.6 million at March 31, 2026. Consumer loans decreased $324,000, or 8.7%, from $3.7 million at December 31, 2025 to $3.4 million at March 31, 2026.

During the three months ended March 31, 2026, the Company originated $5.1 million in loans consisting of $3.2 million in one-to four-family residential mortgage loans, $1.3 million in commercial real estate loans, $321,000 in commercial loans and $309,000 in consumer loans.

Deposits. Deposits increased $3.6 million, or 2.2%, from $166.5 million at December 31, 2025 to $170.1 million at March 31, 2026. Non-maturity deposits increased $3.0 million, or 3.3%, from $91.5 million at December 31, 2025 to $94.5 million at March 31, 2026. Time deposits increased by $613,000, or 0.8% from $75.0 million at December 31, 2025 to $75.6 at March 31, 2026. The majority of the time deposit increase was into certificates of deposit with maturities of less than one year.

Total Stockholders’ Equity. Total stockholders’ equity was $39.0 million at March 31, 2026, a decrease of $79,000 or 0.2%, from $39.1 million at December 31, 2025. The decrease is due to a negative change in accumulated other comprehensive loss of $259,000, the purchase of $201,000 of treasury shares during the three months ended March 31, 2026 partially offset by net income of $318,000.

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

	Three Months Ended March 31,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$18,039	$138	3.07%	$17,363	$161	3.71%
Available-for-sale debt securities	66,322	537	3.24	68,163	543	3.19
Held-to-maturity debt securities	5,947	68	4.55	8,072	93	4.60
Equity securities	407	2	0.61	325	3	0.87
Loans, net	108,738	1,546	5.69	98,930	1,317	5.32
Federal Home Loan Bank stock	354	4	4.39	347	4	4.73
Total interest-earning assets	199,807	2,295	4.59	193,200	2,121	4.39
Noninterest-earning assets	8,658			9,498
Total assets	$208,465			$202,698

Interest-bearing liabilities:
Regular savings deposits	$35,143	12	0.13%	$29,334	12	0.17%
NOW savings deposits	17,608	7	0.17	19,690	11	0.23
Money market deposits	26,271	109	1.66	26,453	109	1.65
Time deposits	75,245	678	3.61	69,688	681	3.91
Total interest-bearing deposits	154,267	806	2.09	145,165	813	2.24
Federal Home Loan Bank advances	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	154,267	806	2.09%	145,165	813	2.24%
Noninterest-bearing demand deposits	18,812			26,095
Other noninterest-bearing liabilities	2,935			2,819
Total liabilities	176,014			174,079
Total equity capital	32,451			28,619
Total liabilities and equity capital	$208,465			$202,698
Net interest income		$1,489			$1,308
Net interest rate spread (1)			2.50%			2.15%
Net interest-earning assets (2)	$45,540			$48,035
Net interest margin (3)			2.98%			2.71%
Average interest-earning assets to interest-bearing liabilities	129.52%			133.09%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income annualized divided by average total interest-earning assets.

	Three Months Ended March 31, 2026 vs. 2025
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$6	$(29)	$(23)
Available-for-sale debt securities	(15)	9	(6)
Held-to-maturity debt securities	(24)	(1)	(25)
Equity securities	1	(2)	(1)
Loans, net	130	99	229
Federal Home Loan Bank stock	—	—	—
Total interest-earning assets	98	76	174

Interest-bearing liabilities:
Regular savings deposits	3	(3)	—
NOW savings deposits	(1)	(3)	(4)
Money market deposits	—	—	—
Time deposits	54	(57)	(3)
Total deposits	56	(63)	(7)
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	56	(63)	(7)

Change in net interest income	$42	$139	$181

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

General. Net income for the three months ended March 31, 2026 was $318,000, an increase of $33,000, or 11.6%, compared to $285,000 for the three months ended March 31, 2025.

Interest and Dividend Income. Interest and dividend income for the three months ended March 31, 2026 increased by $174,000, or 8.2%, from $2.1 million for the three months ended March 31, 2025 to $2.3 million for the three months ended March 31, 2026. This increase is a result of a $229,000, or 17.4%, increase in loan interest and fees, partially offset by a $6,000, or 1.1%, decrease in interest from available-for-sale investments, a $23,000, or 14.3%, decrease in interest on cash and cash equivalents, and a $25,000, or 26.9%, decrease in interest from held-to-maturity investments.

The average balance of loans during the three months ended March 31, 2026, increased by $9.8 million or 9.9%, from the average balance for the three months ended March 31, 2025, while the average yield on loans increased to 5.69% for the three months ended March 31, 2026, from 5.32% for the three months ended March 31, 2025. The increase in average yield on loans was due to higher market interest rates and increases in higher yielding commercial loans.

The average balance of available-for-sale debt securities decreased by $1.9 million, or 2.8%, to $66.3 million for the three months ended March 31, 2026, from $68.2 million for the three months ended March 31, 2025, while the average yield on available-for-sale debt securities increased to 3.24% for the three months ended March 31, 2026 from 3.19% for the three months ended March 31, 2025. This increase in yield was due to higher market interest rates.

The average balance of held-to-maturity debt securities decreased by $2.2 million, or 26.3%, to $5.9 million for the three months ended March 31, 2026, from $8.1 million for the three months ended March 31, 2025, while the average yield on held-to-maturity debt securities decreased to 4.55% for the three months ended March 31, 2026, from 4.60% for the three months ended March 31, 2025. This decrease in yield was due to maturities of higher yielding investments during the current period.

Interest Expense. Interest expense for the three months ended March 31, 2026 decreased by $7,000, or 0.9%, to $806,000 for the three months ended March 31, 2026 from $813,000 for the three months ended March 31, 2025. This decrease is a result of lower rates on interest bearing deposit balances. The Company experienced a small increase in the average rate for money market deposits while the average rate for regular savings NOW savings and time deposits decreased as market interest rates began to decline during the period for these deposit products.

The average balance of regular savings deposits increased by $5.8 million, or 19.8%, to $35.1 million for the three months ended March 31, 2026, from $29.3 million for the three months ended March 31, 2025, while the average rate on regular savings deposits decreased to 0.13% for the three months ended March 31, 2026, from 0.17% for the three months ended March 31, 2025.

The average balance of NOW savings deposits decreased by $2.1 million, or 10.7%, to $17.6 million for the three months ended March 31, 2026, from $19.7 million for the three months ended March 31, 2025, while the average rate on NOW savings deposits decreased to 0.17% for the three months ended March 31, 2026, from 0.23% for the three months ended March 31, 2025.

The average balance of money market deposits decreased by $182,000, or 0.7%, to $26.3 million for the three months ended March 31, 2026, from $26.5 million for the three months ended March 31, 2025, while the average rate on money market deposits increased to 1.66% for the three months ended March 31, 2026, from 1.65% for the three months ended March 31, 2025. This decrease in balance resulted from a shift of higher balance money market accounts into higher yielding certificates of deposits.

The average balance of time deposits increased by $5.5 million, or 7.9%, to $75.2 million for the three months ended March 31, 2026, from $69.7 million for the three months ended March 31, 2025, while the average rate on time deposits decreased to 3.61% for the three months ended March 31, 2026, from 3.91% for the three months ended March 31, 2025. This decrease in rate resulted from lower market interest rates.

Net Interest Income. Net interest income for the three months ended March 31, 2026 was $1.5 million, an increase of $181,000, or 13.8%, from $1.3 million for the three months ended March 31, 2025. The increase was due to the net interest rate spread increasing to 2.50% for the three months ended March 31, 2026, from 2.15% for the three months ended March 31, 2025 despite a decrease in average net interest earning assets of $2.5 million, or 5.2%, to $45.5 million for the three months ended March 31, 2026, from $48.0 million for the three months ended March 31, 2025.

Provision for Credit Losses. The provision for credit losses for the three months ended March 31, 2026, was $15,000 compared to $56,000 for the three months ended March 31, 2025. The decrease was due to a larger general reserve for the three months ended March 31, 2025 due to $4.1 million in commercial real estate loans originated during the three months ended March 31, 2025 compared to $1.3 million in commercial real estate loans originated during the three months ended March 31, 2026. The allowance for credit losses was $840,000, or 0.76% of total loans, at March 31, 2026.

Noninterest Income. Noninterest income increased $12,000, or 7.9%, to $164,000 for the three months ended March 31, 2026, compared to $152,000 for the three months ended March 31, 2025. The primary factor was customer service fee income which increased $12,000.

Noninterest Expense. Noninterest expense increased $209,000, or 20.2%, to $1.2 million for the three months ended March 31, 2026, from $1.0 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, salaries and benefits increased $118,000 primarily due to stock incentive plan expenses, printing and office supplies increased by $15,000, professional fees increased $8,000 primarily due to additional auditing expense and other non-interest expense increased by $115,000 due to a loss on FHLMC stock that is adjusted quarterly to market price, while occupancy expenses decreased $8,000, deposit insurance premiums decreased $2,000, depreciation decreased by $3,000, and data processing expense decreased by $35,000 primarily due to savings from contract renegotiation.

Provision for Income Taxes. The provision for income taxes decreased $8,000, or 9.5%, to $76,000 for the three months ended March 31, 2026, compared to $84,000 for the three months ended March 31, 2025. The decrease was a primarily due to deferred tax adjustments greater in 2026 than 2025.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from a correspondent bank. At March 31, 2026, we had no borrowings from the Federal Home Loan Bank of Chicago but had the capacity to borrow $51.1 million. At March 31, 2026, we had no borrowings from correspondent banks but had the capacity to borrow $9.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the three months ended March 31, 2026, cash flows from operations, investing, and financial activities resulted in a net increase in cash and cash equivalents of $6.6 million. Net cash provided from operating activities amounted to $704,000, primarily due to net income of $318,000, an increase in interest payable and other liabilities of $122,000, the decrease of interest receivable of $48,000, the change in fair value of equity securities of $114,000, partially offset by earnings of $28,000 on cash surrender value of life insurance. Net cash provided by financing activities amounted to $3.5 million, primarily due to a net increase in demand deposits, money markets, NOW and savings accounts of $3.1 million and an increase in certificates of deposit of $613,000, partially offset by $201,000 of treasury stock purchased. Net cash provided by investing activities amounted to $2.5 million, primarily due to proceeds from maturities of available-for-sale investment securities of $1.7 million and maturities of held-to-maturity debt securities of $985,000. partially offset with an increase in loans of $(232,000).

We believe we maintain a strong liquidity position and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

PFS Bancorp, Inc. is a separate legal entity from Peru Federal Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At March 31, 2026, the Company (on an unconsolidated basis) had liquid assets of $5.3 million.

At March 31, 2026, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 12 to the notes to consolidated financial statements appearing elsewhere in this report.

Off-Balance Sheet Arrangements

At March 31, 2026, we had $5.8 million of outstanding commitments to originate loans, $467,000 of which represents the balance of remaining funds to be disbursed on construction loans in process, $2.3 million in unused commercial line of credit commitments, $1.1 million of unfunded home equity loans, $50,000 of unfunded consumer line of credit, $980,000 of commitments to fund new commercial real estate loans and $872,000 of commitments to fund new closed-end residential real estate loans. At March 31, 2026, certificates of deposit that are scheduled to mature on or before March 31, 2027 totaled $63.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.

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

The following table sets forth, as of March 31, 2026 the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At March 31, 2026
		Estimated Increase (Decrease) in		EVE as a Percentage of Present
		EVE		Value of Assets (3)
					Increase
Change in Interest	Estimated				(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)

	(Dollars in thousands)
300	36,248	(12,186)	(25.16)	19.54	(381.00)
200	40,757	(7,677)	(15.85)	21.13	(222.00)
100	45,003	(3,431)	(7.08)	22.49	(86.00)
Level	48,434	—	—	23.35	—
(100)	49,613	1,179	2.43	23.28	(7.00)
(200)	48,933	499	1.03	22.46	(89.00)
(300)	47,239	(1,195)	(2.47)	21.26	(209.00)
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Change in Net Interest Income. The following table sets forth, at March 31, 2026, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At March 31, 2026
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
	(Dollars in thousands)
300	$6,765	(0.34)%
200	6,773	(0.22)%
100	6,783	(0.07)%
Level	6,788	—%
(100)	6,680	(1.59)%
(200)	6,633	(2.28)%
(300)	6,564	(3.30)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not subject to any pending legal proceedings. The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

January 1, 2026 through January 31, 2026	12,926	$15.65	12,926	192,586
February 1, 2026 through February 28, 2026	-	$-	-	192,586
March 1, 2026 through March 31, 2026	-	-	-	192,586

(1)	On December 4, 2024, the Company authorized a stock repurchase program for up to 172,500 shares of common stock, representing 10% of shares then outstanding. The program was publicly announced on December 5, 2024. The Company intends to conduct repurchases on the open market, including y means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors. There is no guarantee as to the number of shares that the Company may ultimately repurchase. The Company may suspend or discontinue the program at any time.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC regulations S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of PFS Bancorp, Inc. (1)

3.2	Bylaws of PFS Bancorp, Inc. (2)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended March 31, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

Date: May 6, 2026
Eric J. Heagy
President, Chief Executive Officer
and Chief Financial Officer