Form 10-Q
period 2026-06-30
PFS Bancorp, Inc.
filed 2026-08-05
CIK 1967656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

1,546,063 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of August 5, 2026.

PFS Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

PFS Bancorp, Inc.

Consolidated Balance Sheets

June 30, 2026 (Unaudited) and December 31, 2025

(Dollars In thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents — cash and due from bank	$19,473	$15,494
Available-for-sale debt securities (net of credit losses of $0 at June 30, 2026 and December 31, 2025, respectively, amortized cost of $65,612 and $68,943 at June 30, 2026 and December 31, 2025, respectively	63,160	66,930
Held-to-maturity debt securities (net of allowance for credit losses of $0 as of June 30, 2026 and December 31, 2025	4,207	6,205
Equity securities	277	408
Loans, net of allowance for credit losses of $860 and $842 at June 30, 2026 and December 31, 2025	111,560	108,869
Premises and equipment, net of accumulated depreciation of $3,003 and $2,941 at June 30, 2026 and December 31, 2025	2,004	1,992
Federal Home Loan Bank stock	375	354
Interest receivable	724	757
Cash surrender value of bank-owned life insurance	4,142	4,086
Deferred income taxes	1,292	1,057
Mortgage servicing rights	208	208
Other	584	551

Total assets	$208,006	$206,911

Liabilities and Equity Capital

Liabilities
Deposits
Demand	$18,492	$18,783
Savings, NOW and money market	76,645	72,671
Time	72,364	75,024

Total deposits	167,501	166,478
Deferred compensation	737	691
Income tax payable	—	341
Interest payable and other liabilities	381	348

Total liabilities	168,619	167,858

Stockholders' Equity
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 14,000,000 shares authorized, 1,735,649 issued, 1,557,237 and 1,562,319 outstanding at June 30, 2026 and December 31, 2025	17	17
Additional Paid in Capital	15,823	15,705
Unallocated common stock of ESOP	(1,187)	(1,214)
Treasury stock - 178,412 shares at June 30, 2026 and 162,681 shares at December 31, 2025	(2,040)	(1,788)
Deferred compensation liability - 40,000 shares held in trust at June 30, 2026 and December 31, 2025	400	400
Retained earnings	28,127	27,372
Accumulated other comprehensive (loss)	(1,753)	(1,439)

Total stockholders' equity	39,387	39,053

Total liabilities and stockholders' equity	$208,006	$206,911

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2026 (Unaudited) and 2025 (Unaudited)

(Dollars In Thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest and Dividend Income
Loans, including fees	$1,599	$1,417	$3,145	$2,733
Debt securities
Taxable	410	449	822	864
Tax-exempt	129	134	259	269
Dividends	4	4	10	11
Other	215	254	416	502

Total interest and dividend income	2,357	2,258	4,652	4,379

Interest Expense
Deposits	772	813	1,578	1,626

Net Interest Income	1,585	1,445	3,074	2,753

Provision for Credit Losses	25	57	40	113

Net Interest Income After Provision for Credit Losses	1,560	1,388	3,034	2,640

Noninterest Income
Commission income	7	7	10	10
Customer service fees	122	116	235	217
Net realized gain on loan sales	1	2	3	3
Loan servicing fees	13	15	26	30
Other	31	59	64	90

Total noninterest income	174	199	338	350

Noninterest Expense
Salaries and employee benefits	676	562	1,349	1,118
Occupancy	73	73	154	162
Depreciation	30	33	61	67
Data processing	142	106	253	252
Professional fees	138	111	234	198
Marketing	42	47	80	83
Printing and office supplies	22	29	48	41
Deposit insurance premiums	53	40	91	80
Other	59	34	209	69

Total noninterest expense	1,235	1,035	2,479	2,070

Income Before Income Taxes	499	552	893	920

Provision for Income Taxes	62	114	138	197

Net Income	$437	$438	$755	$723

Earnings per share-basic	$0.29	$0.28	$0.50	$0.46
Weighted-average shares outstanding-basic	1,512,409	1,553,758	1,512,664	1,566,621
Earnings per share-diluted	0.28	0.28	0.49	0.46
Weighted-average shares outstanding-diluted	1,552,592	1,553,758	1,547,744	1,566,621

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2026 (Unaudited) and 2025 (Unaudited)

(In Thousands)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Income	$437	$438	$755	$723

Other Comprehensive (Loss) Income
Unrealized gains (losses) on available-for-sale debt securities, net of taxes of $(22) and $137 for the three months ended June 30, 2026 and 2025, respectively and $(125) and $391 for the six months ended June 30, 2026 and 2025, respectively	(55)	345	(314)	988

Other comprehensive (loss) income	(55)	345	(314)	988

Comprehensive Income	$382	$783	$441	$1,711

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2026 (Unaudited) and 2025 (Unaudited)

(In Thousands)

					Accumulated
			Unallocated		Other			Total
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury	Deferred Comp	Stockholders'
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock	Liability	Equity
Balance, March 31, 2025	$17	$15,604	$(1,256)	$25,986	$(2,670)	$(669)	400	$37,412

Net income	—	—	—	438	—	—	—	438
ESOP shares committed to be released (1,380 shares)	—	1	12	—	—	—	—	13
Purchase of 19,042 shares of treasury stock	—	—	—	—	—	(442)	—	(442)
Other comprehensive income	—	—	—	—	345	—	—	345
Balance, June 30, 2025	$17	$15,605	$(1,244)	$26,424	$(2,325)	$(1,111)	$400	$37,766

Balance, March 31, 2026	$17	$15,754	$(1,200)	$27,690	$(1,698)	(1,989)	400	$38,974

Net income	—	—	—	437	—	—	—	437
ESOP shares committed to be released (1,380 shares)	—	11	13	—	—	—	—	24
Stock-based compensation expense	—	40	—	—	—	—	—	40
Common stock issued under incentive plans, net of shares surrendered in payment including tax benefit, 4,448 shares		18						18
Purchase of 2,805 shares of treasury stock	—	—	—	—	—	(51)	—	(51)
Other comprehensive loss	—	—	—	—	(55)	—	—	(55)

Balance, June 30, 2026	$17	$15,823	$(1,187)	$28,127	$(1,753)	$(2,040)	$400	$39,387

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2026 (Unaudited) and 2025 (Unaudited)

(In Thousands)

					Accumulated
			Unallocated		Other			Total
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury	Deferred Comp	Stockholders'
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock	Liability	Equity
Balance, December 31, 2024	$17	$15,603	$(1,270)	$25,701	$(3,313)	$(463)	$400	$36,675

Net income	—	—	—	723	—	—	—	723
ESOP shares committed to be released (4,140 shares)	—	2	26	—	—		—	28
Purchase of 45,693 shares of treasury stock	—	—	—	—	—	(648)	—	(648)
Other comprehensive income	—	—	—	—	988	—	—	988
Balance, June 30, 2025	$17	$15,605	$(1,244)	$26,424	$(2,325)	$(1,111)	$400	$37,766

Balance, December 31, 2025	$17	$15,705	$(1,214)	$27,372	$(1,439)	$(1,788)	$400	$39,053

Net income	—	—	—	755	—	—	—	755
ESOP shares committed to be released (2,760 shares)	—	20	27	—	—	—	—	47
Stock-based compensation expense	—	80	—	—	—	—	—	80
Common stock issued under incentive plans, net of shares surrendered in payment including tax benefit, 4,448 shares	—	18	—	—	—	—	—	18
Purchase of 15,731 shares of treasury stock	—	—	—	—	—	(252)	—	(252)
Other comprehensive loss	—	—	—	—	(314)	—	—	(314)

Balance, June 30, 2026	$17	$15,823	$(1,187)	$28,127	$(1,753)	$(2,040)	$400	$39,387

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2026 (Unaudited) and 2025 (Unaudited)
(In Thousands)

	2026	2025
Operating Activities
Net income	$755	$723
Items not requiring (providing) cash:
Depreciation	61	67
Provision for credit losses	40	113
Amortization (Accretion) of premiums and discounts on debt securities	(63)	18
Deferred income taxes	(110)	60
Change in fair value of equity securities	131	(26)
Net realized (gain) loss on loan sales	(3)	(3)
Earnings on cash surrender value of life insurance	(56)	(52)
Stock-based compensation expense	80	—
ESOP compensation expense	47	28
Changes in:
Interest receivable	33	(45)
Other assets	(33)	38
Interest payable and other liabilities	(282)	28
Net cash provided by operating activities	600	949

Investing Activities
Purchases of available-for-sale debt securities	(506)	(7,089)
Proceeds from maturities of available-for-sale debt securities	3,903	3,989
Proceeds from maturities of held-to-maturity debt securities	1,995	1,272
Net change in loans	(2,708)	(9,368)
Purchase of premises and equipment	(73)	(15)
Purchase of FHLB Stock	(21)	(7)
Net cash provided (used) in investing activities	2,590	(11,218)

Financing Activities
Net increase (decrease) in demand deposits, money market,
NOW and savings accounts	3,683	4,661
Net increase (decrease) in time deposits	(2,660)	4,489
Proceeds from exercise of stock options net of shares surrendered in payment	18	—
Purchase of treasury stock	(252)	(648)
Net cash provided by financing activities	789	8,502
Increase (Decrease) in Cash and Cash Equivalents	3,979	(1,767)
Cash and Cash Equivalents, Beginning of Year	15,494	16,256
Cash and Cash Equivalents, End of Year	$19,473	$14,489
Supplemental Cash Flows Information
Interest paid	$1,573	$1,632
Income taxes paid	$545	$213

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

In the opinion of Company management, the accompanying unaudited consolidated financial statements at June 30, 2026 and for the periods ended June 30, 2026 and June 30, 2025 include all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated balance sheet at June 30, 2026 and the consolidated statements of income for the interim periods ended June 30, 2026 and 2025. The consolidated statement of income for the interim period ended June 30, 2026 is not necessarily indicative of the results of operations for the full year. This information should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2025 and 2024 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 2026 and December 31, 2025, cash equivalents consisted of due from bank accounts.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

At June 30, 2026 and December 31, 2025, the Company’s cash accounts exceeded federally insured limits by $500 and $504, respectively.

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

Accrued interest receivable on available-for-sale debt securities totaled $334 and $346 at June 30, 2026 and December 31, 2025 respectively and is excluded from the estimate of credit losses.

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

Accrued interest receivable on held-to-maturity debt securities totaled $16 and $23 at June 30, 2026 and December 31, 2025 respectively and is excluded from the estimate of credit losses.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The Company excludes accrued interest receivable from the amortized cost basis of loans when estimating credit losses and when presenting required disclosures in the consolidated financial statements. Accrued interest on loans totaling $374 and $388 at June 30, 2026 and December 31, 2025, respectively, was excluded from the amortized cost basis of loans. Accrued interest is written off at the same time as when a loan is moved to non-accrual status.

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

Tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to the management’s judgment. With a few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2023.

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

Note 3:  Debt Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of debt securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
June 30, 2026:
U.S. Government and federal agencies	$7,247	$47	(47)	$7,247
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	39,721	127	(2,115)	37,733
State and political subdivisions	18,644	82	(546)	18,180

	$65,612	$256	$(2,708)	$63,160

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2025:
U.S. Government and federal agencies	$7,186	$135	$(40)	$7,281
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	42,573	367	(2,014)	40,926
State and political subdivisions	19,184	70	(531)	18,723

	$68,943	$572	$(2,585)	$66,930

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Debt Securities:
June 30, 2026
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	$663	$—	$(116)	$547
Certificates of Deposit	3,544	36	—	3,580

	$4,207	$36	$(116)	$4,127

Held-to-maturity Debt Securities:
December 31, 2025
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	$700	$—	$(108)	$592
Certificates of Deposit	5,505	87	—	5,592

	$6,205	$87	$(108)	$6,184

The amortized cost and fair value of available-for-sale securities and held-to-maturity debt securities at June 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$1,981	$1,968	$616	$619
One to five years	7,829	7,696	2,928	2,961
Five to ten years	10,881	10,570	—	—
After ten years	5,200	5,193	—	—
	25,891	25,427	3,544	3,580
Mortgage-backed securities	39,721	37,733	663	547

Totals	$65,612	$63,160	$4,207	$4,127

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $12,321 at June 30, 2026 and $12,858 at December 31, 2025.

There were no sales of securities for the three and six months ended June 30, 2026 and 2025.

A portion of available-for-sale investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$2,068	$(2)	$2,291	$(45)	$4,359	$(47)
State and political subdivisions	2,018	(13)	8,747	(533)	10,765	(546)
Mortgage backed securities - GSE residential	7,142	(66)	19,897	(2,049)	27,039	(2,115)
Total AFS securities	$11,228	$(81)	$30,935	$(2,627)	$42,163	$(2,708)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$—	$—	$2,286	$(40)	$2,286	$(40)
State and political subdivisions	1,337	(3)	11,093	(528)	12,430	(531)
Mortgage backed securities - GSE residential	1,916	(17)	22,126	(1,997)	24,042	(2,014)
Total AFS securities	$3,253	$(20)	$35,505	$(2,565)	$38,758	$(2,585)

The following table shows the total available-for-sale securities and aggregate depreciation by security type:

	Number of
	securities in a	Aggregate
	loss position	depreciation
June 30, 2026

U.S. Government and Federal agencies	7	(1.07)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	161	(7.26)%
State and political subdivisions	29	(4.82)%

Total Portfolio	197	(6.04)%

December 31, 2025

U.S. Government and Federal agencies	4	(1.71)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	155	(7.73)%
State and political subdivisions	33	(4.10)%

Total Portfolio	192	(6.25)%

These unrealized losses relate principally to the changes in market interest rates and are not due to changes in the financial condition of the issuer, the quality of the underlying assets, or applicable credit enhancements. In analyzing whether and allowance for credit losses on debt securities is required, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

has the ability to hold debt securities for the foreseeable future, no allowance for credit losses related to debt securities has been recorded at June 30, 2026 and December 31, 2025.

Management has evaluated the Company’s held-to-maturities securities unrealized losses and has concluded that no anticipated credit losses are expected and therefore no reserve for losses related to held-to-maturity securities has been included in the Company’s allowance for credit losses.

Note 4:    Equity Securities

Equity securities comprised the following as of June 30, 2026 and December 31, 2025 and are included in the consolidated balance sheets:

	June 30,	December 31,
	2026	2025
Community Development Corp. Stock	$62	$62
FHLMC Preferred Stock	215	346
Total	$277	$408

Community Development Corp. (CDC) Stock is presented on the balance sheets at fair value. The FHLMC Preferred Stock is presented on the balance sheet at fair value. The table below details changes in the carrying amount of the CDC stock and FHLMC Preferred Stock for the six months ended June 30, 2026 and year ended December 31, 2025.

	June 30,	December 31,
	2026	2025
Net gains and (losses) recognized during the period on equity securities	$(131)	$83
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$(131)	$83

Note 5:    Loans and Allowance for Credit Losses

Classes of loans at June 30, 2026 and December 31, 2025 include:

	June 30,	December 31,
	2026	2025
Mortgage loans on real estate:
Residential 1-4 family	$69,991	$69,197
Commercial	31,614	29,428
Construction and land development	1,393	1,533
Total mortgage loans on real estate	102,998	100,158
Commercial loans	5,914	5,700
Consumer	3,357	3,737
	112,269	109,595
Plus:
Deferred Loan Costs	151	116
Less:
Allowance for credit losses	860	842
Net loans	$111,560	$108,869

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The Company participates in the U.S. Department of Agriculture’s Rural Development Section 502 Guaranteed Loan Program. This program assists approved lenders in providing low- and moderate-income households the opportunity to own adequate, modest, decent, safe and sanitary dwellings as their primary residence in eligible rural areas. Eligible applicants may, purchase, build, rehabilitate, or relocate a dwelling in an eligible rural area with 100% financing. The program provides a 90% loan note guarantee to approved lenders in order to reduce the risk of extending 100% loans to eligible rural homebuyers. As of June 30, 2026 and December 31, 2025, the company held $2,645 and $2,542 respectively, of USDA Guaranteed loans in the Residential 1-4 Family portfolio of loans.

The following tables present the balance in the allowance for credit losses based on portfolio segment for the periods presented:

	Three Months Ended
	June 30, 2026
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$278	$453	$13	$72
Provision charged to expense	3	14	—	4
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$281	$467	$13	$76

Allowance for credit losses for unfunded loan commitments
Balance, beginning of period	$6	$25	$3	$3
Provision charged to expense	2	(6)	6	1
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$8	$19	$9	$4

	Three Months Ended
	June 30, 2026 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$24	$840
Provision charged to expense	1	22
Losses charged off	(2)	(2)
Recoveries	—	—
Balance, end of year	$23	$860

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$37
Provision charged to expense	—	3
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$40

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	June 30, 2025
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$266	$383	$11	$66
Provision charged to expense	2	43	(1)	22
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$268	$426	$10	$88

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$4	$21	$—	$3
Provision charged to expense	(1)	(16)	6	—
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$3	$5	$6	$3

	Three Months Ended
	June 30, 2025 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$19	$745
Provision charged to expense	2	68
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$21	$813

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$28
Provision charged to expense	—	(11)
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$17

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

	Six Months Ended
	June 30, 2026
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of year	$283	$449	$11	$74
Provision charged to expense	(2)	18	2	2
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$281	$467	$13	$76

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$2	$11	$4	$3
Provision charged to expense	6	8	5	1
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$8	$19	$9	$4

	Six Months Ended
	June 30, 2026 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$25	$842
Provision charged to expense	—	20
Losses charged off	(2)	(2)
Recoveries	—	—
Balance, end of year	$23	$860

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$20
Provision charged to expense	—	20
Losses charged off	—	—
Recoveries	—	—
Balance, end of year	$—	$40

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

Allowance for credit losses:
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

The provision for credit losses is determined by the Company as the amount that is added to ACL accounts to bring the ACL to that, in management's judgement, is adequate to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Provision for credit losses:
Loans	$22	$68	$20	$113
Unfunded loan commitments	3	(11)	20	-
Total	$25	$57	$40	$113

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes were made to either during the three months or six months ended June 30, 2026 or during the year ended December 31, 2025. The following tables represents loans, as of June 30, 2026 and December 31, 2025, by grading category and year in which the loans were originated:

	June 30, 2026
							Revolving
							Lines of
	2026	2025	2024	2023	2022	Prior	Credit	Total
Pass
Residential 1-4 Family	$4,621	$8,942	$7,455	$6,671	$7,752	$33,436	$811	$69,688
Commercial Real Estate	3,382	9,661	4,919	2,802	3,661	6,116	—	30,541
Construction and Land Development	632	656	—	—	—	105	—	1,393
Commercial	702	1,308	800	2,248	48	117	691	5,914
Consumer	562	1,231	733	402	90	339	—	3,357
Total Pass	$9,899	$21,798	$13,907	$12,123	$11,551	$40,113	$1,502	$110,893
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	605	—	—	—	605
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$—	$—	$605	$—	$—	$—	$605
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$303	$—	$303
Commercial Real Estate	—	—	—	—	—	468	—	468
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$771	$—	$771
Total	$9,899	$21,798	$13,907	$12,728	$11,551	$40,884	$1,502	$112,269

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	2	—	—	—	—	—	2
	$—	$2	$—	$—	$—	$—	$—	$2

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2025
							Revolving
							Lines of
	2025	2024	2023	2022	2021	Prior	Credit	Total
Pass
Residential 1-4 Family	$9,029	$7,806	$7,021	$8,307	$6,989	$28,938	$862	$68,952
Commercial Real Estate	10,128	4,954	3,082	3,728	2,870	3,574	—	28,336
Construction and Land Development	632	—	790	—	—	111	—	1,533
Commercial	1,614	888	2,447	78	89	51	533	5,700
Consumer	1,707	948	568	132	254	128	—	3,737
Total Pass	$23,110	$14,596	$13,908	$12,245	$10,202	$32,802	$1,395	$108,258
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	615	—	—	—	—	615
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$—	$615	$—	$—	$—	$—	$615
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$245	$—	$245
Commercial Real Estate	—	—	—	—	—	477	—	477
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$722	$—	$722
Total	$23,110	$14,596	$14,523	$12,245	$10,202	$33,524	$1,395	$109,595

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	1	2	—	—	—	—	—	3
	$1	$2	$—	$—	$—	$—	$—	$3

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2026 and December 31, 2025:

June 30, 2026				2026		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$39	$276	$113	$428	$69,563	$69,991
Commercial	—	—	—	—	31,614	31,614
Construction and land development	—	—	—	—	1,393	1,393

Total real estate loans	39	276	113	428	102,570	102,998

Commercial	—	—	—	—	5,914	5,914
Consumer	14	—	—	14	3,343	3,357

Total	$53	$276	$113	$442	$111,827	$112,269

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

December 31, 2025				2025		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$534	$452	$120	$1,106	$68,091	$69,197
Commercial	23	—	—	23	29,405	29,428
Construction and land development	—	—	—	—	1,533	1,533

Total real estate loans	557	452	120	1,129	99,029	100,158

Commercial	—	—	—	—	5,700	5,700
Consumer	9	10	—	19	3,718	3,737

Total	$566	$462	$120	$1,148	$108,447	$109,595

During the six months ended June 30, 2026, there was no material amount of accrued interest that was written off, related to loans placed in nonaccrual status during the year. During the year ended December 31, 2025 there was no material amount of accrued interest that was written off related to loans placed in nonaccrual status during the year.

Collateral-Dependent Loans

At June 30, 2026, the Company held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operations of the collateral. The ACL for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

●	One-to-four family mortgages are primarily secured by first liens on residential real estate.
●	Commercial real estate loans are primarily secured by first liens on office and industrial buildings.
●	Commercial and industrial loans are primarily secured by first liens on accounts receivables, inventory, and equipment.
●	Home equity loans are primarily secured by second liens on residential real estate.
●	Consumer loans are primarily secured by first liens on automobiles and recreational vehicles.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The following table presents information regarding collateral dependent loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Loan	Specific	Loan	Specific
	Balance	Allowance	Balance	Allowance
Mortgage loans on real estate:
Residential 1-4 family	$304	—	$245	—
Commercial	467	—	477	—
Construction and land development	—	—	—	—

Total real estate loans	771	—	722	—

Commercial	—	—	—	—
Consumer	5	5	7	7

Total	$776	$5	$729	$7

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
June 30, 2026
Residential - First Mortgage	304	—	304	212	—	—
Commercial real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$304	$—	$304	$212	$—	$—

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
December 31, 2025
Residential - First Mortgage	212	—	212	348	—	33
Commercial real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$212	$—	$212	$348	$—	$33

There were no new loans modified due to borrowers experiencing financial difficulties during the six months ended June 30, 2026 or 2025.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	June 30,	December 31,
	2026	2025
Land	$746	$746
Buildings and improvements	3,085	3,063
Equipment	1,176	1,124
	5,007	4,933
Less accumulated depreciation	(3,003)	(2,941)
Net premises and equipment	$2,004	$1,992

Note 7: Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $18,002 and $18,881 at June 30, 2026 and December 31, 2025, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the six months ended June 30, 2026 and for the year ended December 31, 2025:

	June 30,	December 31,
	2026	2025
Fair value as of the beginning of period	$208	$254
Changes in fair value due to changes in valuation inputs or assumptions	—	(46)
Fair value at the end of period	$208	$208

The estimated fair value of mortgage servicing rights is determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions, such as discount rates and prepayment speeds based on market data from independent organizations. Information about the estimated fair value of mortgage servicing rights at June 30, 2026 and December 31, 2025 follows:

	June 30,	December 31,
	2026	2025
Range of discount rates	9.250-12.250%	9.250-12.250%
Range of prepayment speeds (1)	110-318	110-318
Weighted average default rate	0.58%	0.58%

Management did not utilize a valuation model to calculate the fair value of mortgage servicing rights at June 30, 2026 but Management determined the change in fair value was not significant to the consolidated financial statements as of June 30, 2026.

(1)Prepayment speeds measured in the Public Securities Associate Standard prepayment model (PSA). PSA is the assumed monthly rate of prepayment that is annualized to the outstanding principal balance of a mortgage loan.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Note 8:   Time Deposits

Time deposits in denominations of $250 or more were $14,929 on June 30, 2026 and $16,436 on December 31, 2025.

At June 30, 2026, the scheduled maturities of time deposits are as follows:

2026	$28,835
2027	35,993
2028	2,644
2029	3,323
2030	930
Thereafter	639
$72,364

Note 9:   Borrowings

As of June 30, 2026 and December 31, 2025, the Company had no borrowed funds.

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

At June 30, 2026, the Bank’s available and unused portion of this borrowing agreement totaled approximately $50.7 million. At December 31, 2025, the Bank’s available and unused portion of this borrowing agreement totaled approximately $50.4 million.

At June 30, 2026, the Bank’s available and unused unsecured line of credit with Bankers’ Bank of Wisconsin and United Bankers’ Bank totaled $4,000 and $5,000, respectively. At December 31, 2025, the Bank’s available and unused unsecured line of credit with Bankers’ Bank of Wisconsin and United Bankers’ Bank totaled $4,000 and $5,000, respectively.

Note 10:  Income Taxes

Income tax expense was $62 and $114 for the three months ended June 30, 2026 and 2025, respectively, and was $138 and $197 for the six months ended June 30, 2026 and 2025, respectively.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under the tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of June 30, 2026 and December 31, 2025 the Company has determined that no allowance is deemed necessary. The net deferred tax assets were $1,292 and $1,057 as of June 30, 2026 and December 31, 2025, respectively.

The Company’s Board of Directors and management continue to assess the deferred tax assets in light of recent changes in market conditions, forecasted future projected income and available tax planning strategies. As such, there may be deferred tax impairment in subsequent periods.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois. During the three and six months ended June 30, 2026 and 2025, the Company recognized no interest or penalties.

Note 11:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in Stockholders’ equity, are as follows:

	June 30,	December 31,
	2026	2025
Net unrealized gain (loss) on available-for-sale debt securities	$(2,452)	$(2,013)

Tax effect	699	574

Net-of-tax amount	$(1,753)	$(1,439)

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

Management believes, as of June 30, 2026 and December 31, 2025, that the Bank meets all capital adequacy requirements to which it is subject. As of June 30, 2026, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum to Be Well
					Capitalized Under
					Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026:

Leverage ratio (to average assets)	$34,405	16.4%	$8,378	4.0%	$10,473	5.0%
Common Equity Tier 1 (to risk weighted assets)	$34,405	31.9%	$4,853	4.5%	$7,010	6.5%
Tier 1 Capital ratio (to risk weighted assets)	$34,405	31.9%	$6,471	6.0%	$8,628	8.0%
Total Capital (to risk-weighted assets)	$35,305	32.7%	$8,628	8.0%	$10,784	10.0%

As of December 31, 2025:

Leverage ratio (to average assets)	$33,552	16.3%	$8,248	4.0%	$10,310	5.0%
Common Equity Tier 1 (to risk weighted assets)	$33,552	31.7%	$4,760	4.5%	$6,876	6.5%
Tier 1 Capital ratio (to risk-weighted assets)	$33,552	31.7%	$6,347	6.0%	$8,463	8.0%
Total Capital (to risk-weighted assets)	$34,414	32.5%	$8,463	8.0%	$10,578	10.0%

The net unrealized gain or loss on available-for-sale securities, net of tax, is not included in computing regulatory capital.

Note 13: Related Party Transactions

At June 30, 2026 and December 31, 2025, the Company had loans outstanding to executive officers, directors, significant shareholders, and their affiliates (related parties), of $625 and $822, respectively.

Deposits from related parties held by the Company at June 30, 2026 and December 31, 2025 totaled $1,385 and $1,166, respectively.

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

A summary of loans to directors, executive officers, and their affiliates as of June 30, 2026 and December 31, 2025 is as follows:

	June 30,	December 31,
	2026	2025
Beginning balance	$822	$924
New Loans	—	20
Repayments	(197)	(122)

Ending balance	$625	$822

The Company’s Board-approved law firm is Duncan & Brandt, P.C, which is solely owned by the Company’s Vice Chairman Jonathan Brandt. The Company pays an annual retainer to Duncan & Brandt of $15 and $15 for the three months ended June 30, 2026 and 2025, respectively and $30 and $30 for the six months ended June 30, 2026 and 2025, respectively. In addition to the annual retainer, the firm received various fees for legal services rendered in the normal course of business

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

of $7 and $5 for the three months ended June 30, 2026 and 2025, respectively and $11 and $9 for the six months ended June 30, 2026 and 2025, respectively.

Note 14: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a percentage of their compensation, up to the maximum allowable by the IRS, with the Company matching 50 percent of the employee’s contribution on the first 5 percent of the employee’s compensation. Employer contributions charged to expense totaled $20 and $19 for the three months ended June 30, 2026 and 2025, respectively and $41 and $45 for the six months ended June 30, 2026 and 2025, respectively.

The Company has deferred compensation agreements with directors. The agreements provide for the payment of benefits at termination or retirement. The plan assets are comprised of Company stock held in a Rabbi Trust and cash assets. The cash balances earn a rate of return equivalent to the Moody’s Bond Indices Corporate AAA rate as of December 31st of the prior year. The charge to expense for the agreements was $9 and $8 for the three months ended June 30, 2026 and 2025, respectively and $18 and $(27) for the six months ended June 30, 2026 and 2025, respectively. The liability accrued for these plans totaled $737 and $691 at June 30, 2026 and December 31, 2025, respectively.

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three or six months ended June 30, 2026 or year ended December 31, 2025.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and December 31, 2025.

		Fair Value Measurements Using
		Quoted Prices
		in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026:
Available-for Sale debt securities:
U.S. Government and federal agencies	$7,247	$—	$7,247	$—
Mortgage-backed: GSE - residential	37,733	—	37,733	—
State and political Subdivision	18,180	—	18,180	—
Total Available-For-sale debt securities	$63,160	$—	$63,160	$—

Equity securities:
FHLMC stock	$215	$215	$—	$—
Community Development Corp. Stock	62	—	62	—
Mortgage servicing rights **	208	—	208	—
Total	$63,645	$215	$63,430	$—

December 31, 2025:
Available-for Sale debt securities:
U.S. Government and federal agency	$7,281	$574	$6,707	$—
Mortgage-backed: GSE - residential	40,926	—	40,926	—
State and political subdivision	18,723	—	18,723	—
Total Available-for-sale debt securities	$66,930	$574	$66,356	$—

Equity securities:
FHLMC Stock	$346	$346	$—	$—
Community Development Corp. Stock	62	—	62
Mortgage servicing rights	208	—	208	—
Total	$67,546	$920	$66,626	$—

** - Management did not utilize a valuation model to calculated the fair value of mortgage servicing rights at June 30. 2026 but Management determined that the change in fair value was not significant to the consolidated financial statements as of June 30, 2026.

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

Deposits— Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, by definition, is the amount payable on demand on the reporting date. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently being offered on similar time deposits.

The carrying value and estimated fair value of financial instruments follow:

June 30, 2026
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$19,473	$19,473	$—	$—
Available-for-sale debt securities	63,160	—	63,160	—
Held-to-maturity debt securities	4,207	—	4,127	—
Equity securities	277	215	62	—
Loans	111,560	—	—	108,276
Interest receivable	724	724	—	—
Federal Home Loan Bank Stock	375	—	—	375
Cash surrender value of bank-owned life insurance	4,142	—	—	4,142
Financial liabilities:
Deposits	167,501	—	—	149,738
Interest payable	—	—	—	—

December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,494	$15,494	$—	$—
Available-for-sale debt securities	66,930	574	66,356	—
Held-to-maturity debt securities	6,205	—	6,184	—
Equity securities	408	346	62	—
Loans	108,869	—	—	105,717
Interest receivable	757	757	—	—
Federal Home Loan Bank Stock	354	—	—	354
Cash surrender value of bank-owned life insurance	4,086	—	—	4,086
Financial liabilities:
Deposits	166,478	—	—	152,948
Interest payable	1	1	—	—

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2026 and December 31, 2025.

Fair Value Measurements Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

December 31, 2025:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

During the six months ended June 30, 2026, one loan with a carrying value of $5 was recorded down to its fair value of $0 by recognizing a valuation allowance of $5. During the six months ended June 30, 2025, there were no loans determined to have credit losses where a specific valuation allowance was needed.

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

At June 30, 2026, the Company had granted unused lines of credit to borrowers aggregating approximately $4,138 and $1,222 for commercial lines and open-end consumer lines, respectively. At December 31, 2025, the Company had granted unused lines of credit to borrowers aggregating approximately $3,422 and $1,100 for commercial lines and open-end consumer lines, respectively.

Note 17: Government Assistance

On October 31, 2012, the Company entered into a settlement agreement on the foreclosure of the Country Aire Subdivision in LaSalle, IL whereby the Company assumed the rights and responsibility as the developer of this subdivision. This subdivision was granted a Tax Incremental Financing (TIF) district by the City of LaSalle in 2004. The previous developer did not complete the terms of the TIF agreement, thus the Company entered into an agreement with the City of LaSalle to meet the requirements of the TIF agreement and then receive the incentives upon completion of all terms of the agreement. The City of LaSalle accepted the subdivision on October 25, 2016. Because the incentives are based on the incremental taxes generated from the sale of the lots and the building of homes the Company continued to market and sell lots with the final contract in 2019. At December 31, 2019, the Company had met all the requirements and had all lots sold therefore a TIF receivable was recorded for the estimated value of funds to be received from the City of Lasalle over the remaining term of the TIF district. Each year end the Company evaluates the TIF receivable based on the 3rd party TIF administrator’s estimated value of homes, their incremental taxes and the developer’s share of the incremental taxes. The receivable for these funds are included in Other Assets on the Consolidated Balance Sheets and changes to the valuation are adjusted through Other Non-interest Income on the Consolidated Statements of Income. The balance of this receivable was $214 and $214 as of June 30, 2026 and December 31, 2025, respectively.

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

The annual contribution to the ESOP was made during the year ended December 31, 2025, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $24 and $13 for the three months ended June 30, 2026 and 2025, respectively, and $47 and $28 for the six months ended June 30, 2026 and 2025, respectively.

At June 30, 2026, there were 16,560 shares allocated to participants. There were 2,760 shares committed to be released to participants and 118,680 unallocated shares as of June 30, 2026. The fair value of unallocated ESOP shares totaled $2.0 million and $1.4 million at June 30, 2026 and December 31, 2025, respectively.

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

Earnings per common share for the three and six months ended June 30, 2026 and 2025 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Net income	$437	$438	$755	$723
Weighted shares outstanding for basic EPS
Weighted average shares outstanding	1,727,942	1,725,000	1,726,479	1,725,000
Less: Weighted average unallocated ESOP shares	(119,370)	(124,890)	(118,680)	(125,580)
Less: Weighted average Treasury shares	(136,163)	(86,352)	(135,135)	(72,799)
Add: Weighted average shares in Rabbi Trust for Deferred Compensation Plan	40,000	40,000	40,000	40,000
Weighted average shares outstanding for basic EPS	1,512,409	1,553,758	1,512,664	1,566,621
Additional dilutive shares	40,183	—	35,080	—
Weighted average shares outstanding for dilutive EPS	1,552,592	1,553,758	1,547,744	1,566,621
Basic income per share	$0.29	$0.28	$0.50	$0.46
Diluted income per share	$0.28	$0.28	$0.49	$0.46

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 20 – Stock Based Compensation

Stock-Based Compensation Plan

On May 22, 2025, the Company’s stockholders approved the PFS Bancorp, Inc. 2025 Equity Incentive Plan (the “Plan”). A total of 172,500 stock options and 69,000 restricted shares were approved for award. As of June 30, 2026, 69,000 shares of common stock remained available for grant as stock options, and 27,600 shares of common stock remained available for award of restricted stock under the Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted OTC market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

Accounting for Stock-Based Compensation Plan

The fair value of stock options granted is estimated on the grant date using a Black-Scholes pricing model. The fair value of restricted shares is equal to the quoted OTC market closing price on the date of grant. The fair value of stock grants is recognized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense is included in salaries and employee benefits in the consolidated statements of income.

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that the options are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of PFS Bancorp, Inc. stock for the weighted average lifetime period prior to issuance date. The following assumptions were used for options issued as of December 31, 2025; no options were granted during the three and six months ended June 30, 2026 and 103,500 options were granted during the three and six months ended June 30, 2025.

Dividend yield	—%
Risk-free interest rate	4.21%
Expected volatility	16.9%
Weighted average expected life (years)	6.5
Weighted average per share value of options	$3.30

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

A summary of the Company’s stock option activity for the six months ended June 30, 2026 is presented below.

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding December 31, 2025	103,500	$11.06	9.9	$469,890
Granted	—	—
Exercised	(3,450)	10.99
Forfeited	—	—
Vested shares expired	—	—
Outstanding June 30, 2026	100,050	$11.06	8.9	$737,035
Options exercisable at June 30, 2026	17,250	11.06	8.9	$127,133

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes information about the Company’s nonvested stock option activity for the six months ended June 30, 2026:

Stock Options	Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at December 31, 2025	103,500	$3.30
Granted	—	—
Vested	(20,700)	3.30
Forfeited	—	—
Nonvested at June 30, 2026	82,800	$3.30

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $17 and $0 in stock option expense during the three months ended June 30, 2026 and 2025, respectively and $34 and $0 for the six months ended June 30, 2026 and 2025, respectively.

At June 30, 2026, the Company had $268 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 4.0 years.

The following table summarizes information about the Company’s restricted stock activity for the six months ended June 30, 2026:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at December 31, 2025	41,400	$11.06
Granted	—	—
Vested	(8,280)	$11.06
Forfeited	—	—
Nonvested at June 30, 2026	33,120	$11.06

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $23 and $0 in restricted stock expense during the three months ended June 30, 2026 and 2025, respectively and $46 and $0 for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, the Company had $359 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 4.0 years.

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

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Total assets increased $1.1 million, or 0.5%, from $206.9 million at December 31, 2025 to $208.0 million at June 30, 2026. The increase was primarily comprised of increases in cash and cash equivalents of $4.0 million and in loans of $2.7 million while available-for-sale securities decreased by $3.7 million and held-to-maturity securities decreased $2.0 million.

Cash and Due from Banks. Cash and due from banks increased by $4.0 million, or 25.8%, to $19.5 million at June 30, 2026 compared to $15.5 million at December 31, 2025. This increase was primarily due to the increase in savings, NOW and money market deposits of $4.0 million while time deposits decreased by $2.6 million.

Available-for-Sale Investment Securities. Available-for-sale investment securities decreased by $3.7 million, or 5.5%, to $63.2 million at June 30, 2026 from $66.9 million at December 31, 2025. The decrease was a result of principal payments on mortgage-backed securities and collateralized mortgage obligation securities and by maturities. The market value adjustment on available-for-sale investment securities declined by $439,000 during the six months ended June 30, 2026 due to an increase in market interest rates.

Held-to-Maturity Investment Securities. Held-to-maturity investment securities decreased by $2.0 million, or 32.2%, to $4.2 million at June 30, 2026 from $6.2 million at December 31, 2025, due to maturities. The decline was a result of maturities while there were no purchases of held-to-maturity securities during the six months ended June 30, 2026.

Loans, Net. Loans, net, increased $2.7 million or 2.5%, to $111.6 million at June 30, 2026 compared to $108.9 million at December 31, 2025. One-to four-family residential mortgage loans increased $794,000, or 1.1%, from $69.2 million at December 31, 2025 to $70.0 million at June 30, 2026. Commercial real estate loans increased $2.2 million, or 7.5%, from $29.4 million at December 31, 2025 to $31.6 million at June 30, 2026. Construction and land development loans decreased by $140,000, or 9.3%, from $1.5 million at December 31, 2025 to $1.4 million at June 30, 2026. Commercial loans increased $214,000, or 3.8%, from $5.7 million at December 31, 2025 to $5.9 million at June 30, 2026. Consumer loans decreased $380,000, or 10.3%, from $3.7 million at December 31, 2025 to $3.4 million at June 30, 2026.

During the six months ended June 30, 2026, the Company originated $15.9 million in loans consisting of $8.3 million in one-to four-family residential mortgage loans, $3.4 million in commercial real estate loans, $3.4 million in commercial loans and $794,000 in consumer loans.

Deposits. Deposits increased $1.0 million, or 0.6%, from $166.5 million at December 31, 2025 to $167.5 million at June 30, 2026. Non-maturity deposits increased $3.6 million, or 3.9%, from $91.5 million at December 31, 2025 to $95.1 million at June 30, 2026. Time deposits decreased by $2.6 million, or 3.5% from $75.0 million at December 31, 2025 to $72.4 at June 30, 2026.

Total Stockholders’ Equity. Total stockholders’ equity was $39.4 million at June 30, 2026, an increase of $334,000 or 0.9%, from $39.1 million at December 31, 2025. The increase is due to net income of $755,000 partially offset by the change in accumulated other comprehensive loss of $314,000, and the purchase of $252,000 of treasury shares during the six months ended June 30, 2026.

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

	Three Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$20,430	$162	3.16%	$17,971	$170	3.79%
Available-for-sale debt securities	64,246	534	3.32	70,304	578	3.20
Held-to-maturity debt securities	5,075	58	4.61	7,747	89	4.62
Equity securities	294	—	—	321	—	—
Loans, net	109,757	1,599	5.83	101,619	1,417	5.58
Federal Home Loan Bank stock	374	4	3.85	354	4	4.66
Total interest-earning assets	200,176	2,357	4.71	198,316	2,258	4.56
Noninterest-earning assets	9,274			9,785
Total assets	$209,450			$208,101

Interest-bearing liabilities:
Regular savings deposits	$36,502	12	0.13%	$34,595	12	0.14%
NOW savings deposits	18,284	9	0.21	21,201	13	0.24
Money market deposits	26,326	112	1.71	25,560	103	1.62
Time deposits	73,507	639	3.47	71,954	685	3.80
Total interest-bearing deposits	154,619	772	2.00	153,310	813	2.12
Federal Home Loan Bank advances	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	154,619	772	2.00%	153,310	813	2.12%
Noninterest-bearing demand deposits	19,287			22,162
Other noninterest-bearing liabilities	3,069			3,276
Total liabilities	176,975			178,748
Total equity capital	32,475			29,353
Total liabilities and equity capital	$209,450			$208,101
Net interest income		$1,585			$1,445
Net interest rate spread (1)			2.71%			2.44%
Net interest-earning assets (2)	$45,557			$45,006
Net interest margin (3)			3.17%			2.91%
Average interest-earning assets to interest-bearing liabilities	129.46%			129.36%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income annualized divided by average total interest-earning assets.

	Three Months Ended June 30, 2026 vs. 2025
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$23	$(31)	$(8)
Available-for-sale debt securities	(50)	6	(44)
Held-to-maturity debt securities	(31)	—	(31)
Equity securities	—	—	—
Loans, net	113	69	182
Federal Home Loan Bank stock	1	(1)	—
Total interest-earning assets	56	43	99

Interest-bearing liabilities:
Regular savings deposits	1	(1)	—
NOW savings deposits	(2)	(2)	(4)
Money market deposits	3	6	9
Time deposits	15	(61)	(46)
Total deposits	17	(58)	(41)
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	17	(58)	(41)

Change in net interest income	$39	$101	$140

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

General. Net income for the three months ended June 30, 2026 was $437,000, a decrease of $1,000, or 0.2%, compared to $438,000 for the three months ended June 30, 2025.

Interest and Dividend Income. Interest and dividend income for the three months ended June 30, 2026 increased by $99,000, or 4.3%, from $2.3 million for the three months ended June 30, 2025 to $2.4 million for the three months ended June 30, 2026. This increase is a result of a $182,000, or 12.8%, increase in loan interest and fees, partially offset by a $44,000, or 7.6%, decrease in interest from available-for-sale investments, a $8,000, or 4.7%, decrease in interest on cash and cash equivalents, and a $31,000, or 34.8%, decrease in interest from held-to-maturity investments.

The average balance of loans during the three months ended June 30, 2026, increased by $8.1 million or 8.0%, from the average balance for the three months ended June 30, 2025, while the average yield on loans increased to 5.83% for the three months ended June 30, 2026, from 5.58% for the three months ended June 30, 2025. The increase in average yield on loans was due to higher market interest rates and increases in higher yielding commercial loans.

The average balance of available-for-sale debt securities decreased by $6.1 million, or 8.6%, to $64.2 million for the three months ended June 30, 2026, from $70.3 million for the three months ended June 30, 2025, while the average yield on available-for-sale debt securities increased to 3.32% for the three months ended June 30, 2026 from 3.20% for the three months ended June 30, 2025. This increase in yield was due to higher market interest rates.

The average balance of held-to-maturity debt securities decreased by $2.6 million, or 33.8%, to $5.1 million for the three months ended June 30, 2026, from $7.7 million for the three months ended June 30, 2025, while the average yield on held-to-maturity debt securities decreased to 4.61% for the three months ended June 30, 2026, from 4.62% for the three months ended June 30, 2025. This decrease in yield was due to maturities of higher yielding investments during the current period.

Interest Expense. Interest expense for the three months ended June 30, 2026 decreased by $41,000, or 5.0%, to $772,000 for the three months ended June 30, 2026 from $813,000 for the three months ended June 30, 2025. This decrease is a result of lower rates on interest bearing deposit balances. The Company experienced a small increase in the average rate for money market deposits while the average rate for regular savings, NOW savings, and time deposits decreased as market interest rates declined during the period for these deposit products.

The average balance of regular savings deposits increased by $1.9 million, or 5.5%, to $36.5 million for the three months ended June 30, 2026, from $34.6 million for the three months ended June 30, 2025, while the average rate on regular savings deposits decreased to 0.13% for the three months ended June 30, 2026, from 0.14% for the three months ended June 30, 2025.

The average balance of NOW savings deposits decreased by $2.9 million, or 13.7%, to $18.3 million for the three months ended June 30, 2026, from $21.2 million for the three months ended June 30, 2025, while the average rate on NOW savings deposits decreased to 0.21% for the three months ended June 30, 2026, from 0.24% for the three months ended June 30, 2025.

The average balance of money market deposits increased by $766,000, or 3.0%, to $26.3 million for the three months ended June 30, 2026, from $25.6 million for the three months ended June 30, 2025, while the average rate on money market deposits increased to 1.71% for the three months ended June 30, 2026, from 1.62% for the three months ended June 30, 2025. This increase in yield is due to higher balances into tiered money market accounts

The average balance of time deposits increased by $1.5 million, or 2.1%, to $73.5 million for the three months ended June 30, 2026, from $72.0 million for the three months ended June 30, 2025, while the average rate on time deposits decreased to 3.47% for the three months ended June 30, 2026, from 3.80% for the three months ended June 30, 2025. This decrease in rate resulted from lower market interest rates.

Net Interest Income. Net interest income for the three months ended June 30, 2026 was $1.6 million, an increase of $140,000, or 9.7%, from $1.4 million for the three months ended June 30, 2025. The increase was due to the net interest rate spread increasing to 2.71% for the three months ended June 30, 2026, from 2.44% for the three months ended June 30, 2025 while average net interest earning assets increased by $551,000, or 1.2%, to $45.6 million for the three months ended June 30, 2026, from $45.0 million for the three months ended June 30, 2025.

Provision for Credit Losses. The provision for credit losses for the three months ended June 30, 2026, was $25,000 compared to $57,000 for the three months ended June 30, 2025. The decrease was due to a larger general reserve for the three months ended June 30, 2025 due to $9.5 million in commercial real estate loans originated during the three months ended June 30, 2025 compared to $1.8 million in commercial real estate loans originated during the three months ended June 30, 2026. The allowance for credit losses was $860,000, or 0.77% of total loans, at June 30, 2026.

Noninterest Income. Noninterest income decreased $25,000, or 12.6%, to $174,000 for the three months ended June 30, 2026, compared to $199,000 for the three months ended June 30, 2025. The primary factor was other noninterest income which decreased $28,000 as a result of prior year gains on equity securities compared to a loss of $131,000 in the current year.

Noninterest Expense. Noninterest expense increased $200,000, or 19.3%, to $1.2 million for the three months ended June 30, 2026, from $1.0 million for the three months ended June 30, 2025. During the three months ended June 30, 2026, salaries and benefits increased $114,000 primarily due to stock incentive plan expenses, professional fees increased $27,000 primarily due to additional auditing expense, and other non-interest expense increased by $25,000 due to a loss on FHLMC stock that is adjusted quarterly to market price, deposit insurance premiums increased by $13,000, data processing expense increased by $36,000 due to costs for new services and product implementation while depreciation decreased by $3,000, marketing expenses decreased by $5,000 and printing and office supplies decreased by $7,000.

Provision for Income Taxes. The provision for income taxes decreased $52,000, or 45.6%, to $62,000 for the three months ended June 30, 2026, compared to $114,000 for the three months ended June 30, 2025. The decrease was primarily due to deferred tax adjustments greater in 2026 than 2025.

	Six Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$19,216	300	3.12%	$17,668	$331	3.75%
Available-for-sale debt securities	65,298	1,071	3.28	69,246	1,122	3.24
Held-to-maturity debt securities	5,508	126	4.58	7,905	182	4.61
Equity securities	351	3	0.70	323	3	0.87
Loans, net	109,234	3,145	5.76	100,289	2,733	5.45
Federal Home Loan Bank stock	364	7	4.12	351	8	4.69
Total interest-earning assets	199,971	4,652	4.65%	195,782	4,379	4.47%
Noninterest-earning assets	9,167			9,832
Total assets	$209,138			$205,614

Interest-bearing liabilities:
Regular savings deposits	$35,822	$23	0.13%	$31,992	$25	0.15%
NOW savings deposits	17,941	17	0.19	20,450	24	0.24
Money market deposits	26,289	221	1.68	26,003	212	1.63
Time deposits	74,379	1,317	3.54	70,828	1,365	3.85
Total interest-bearing deposits	154,431	1,578	2.04%	149,273	1,626	2.18%
Federal Home Loan Bank advances	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	154,431	1,578	2.04%	149,273	1,626	2.18%
Noninterest-bearing demand deposits	19,045			24,106
Other noninterest-bearing liabilities	3,202			3,248
Total liabilities	176,678			176,627
Total stockholders' equity	32,460			28,987
Total liabilities and stockholders' equity	$209,138			$205,614
Net interest income		$3,074			$2,753
Net interest rate spread (1)			2.61%			2.29%
Net interest-earning assets (2)	$45,540			$46,509
Net interest margin (3)			3.07%			2.81%
Average interest-earning assets to interest-bearing liabilities	129.49%			131.16%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income annualized divided by average total interest-earning assets.

	Six Months Ended June 30, 2026 vs. 2025
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$29	$(60)	$(31)
Available-for-sale debt securities	(64)	13	(51)
Held-to-maturity debt securities	(55)	(1)	(56)
Equity securities	—	—	—
Loans, net	244	168	412
Federal Home Loan Bank stock	—	(1)	(1)
Total interest-earning assets	154	119	273

Interest-bearing liabilities:
Regular savings deposits	2	(4)	(2)
NOW savings deposits	(3)	(4)	(7)
Money market deposits	3	6	9
Time deposits	68	(116)	(48)
Total deposits	70	(118)	(48)
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	70	(118)	(48)

Change in net interest income	$84	$237	$321

Comparison of Operating Results for the six months Ended June 30, 2026 and 2025

General. Net income for the six months ended June 30, 2026 was $755,000, an increase of $32,000, or 4.4%, compared to $723,000 for the six months ended June 30, 2025 as a result of net interest income increasing by $321,000, provision for income taxes decreasing by $59,000, provision for credit losses decreasing by $73,000, partially offset by non-interest income decreasing by $12,000 and non-interest expenses increasing by $409,000.

Interest Income. Interest income for the six months ended June 30, 2026 increased by $273,000, or 6.2%, from $4.4 million for the six months ended June 30, 2025 to $4.7 million for the six months ended June 30, 2026. This increase is a result of a $412,000, or 15.1%, increase in loan interest and fees, partially offset by a $51,000, or 4.5%, decrease in interest from available-for-sale debt securities and a $31,000, or 9.4%, decrease in interest on cash and cash equivalents.

The average balance of loans during the six months ended June 30, 2026, increased by $8.9 million or 8.9%, from the average balance for the six months ended June 30, 2025, while the average yield on loans increased to 5.76% for the six months ended June 30, 2026, from 5.45% for the six months ended June 30, 2025. The increase in average yield on loans was due to higher market interest rates.

The average balance of available-for-sale debt securities decreased by $3.9 million, or 5.6%, to $65.3 million for the six months ended June 30, 2026, from $69.2 million for the six months ended June 30, 2025, while the average yield on available-for-sale debt securities increased to 3.28% for the six months ended June 30, 2026 from 3.24% for the six months ended June 30, 2025. This increase in yield was due to higher market interest rates.

The average balance of held-to-maturity debt securities decreased by $2.4 million, or 30.4%, to $5.5 million for the six months ended June 30, 2026, from $7.9 million for the six months ended June 30, 2025, while the average yield on held-to-maturity debt securities decreased to 4.58% for the six months ended June 30, 2026, from 4.61% for the six months ended June 30, 2025. This decrease in yield was due to maturity of higher yielding investments during the current period.

Interest Expense. Interest expense for the six months ended June 30, 2026 decreased by $48,000, or 3.0%, to $1.6 million for the six months ended June 30, 2026 from $1.6 million for the six months ended June 30, 2025. This decrease is a result of lower market interest rates.

The average balance of regular savings deposits increased by $3.8 million, or 11.9%, to $35.8 million for the six months ended June 30, 2026, from $32.0 million for the six months ended June 30, 2025, while the average rate on regular savings deposits decreased to 0.13% for the six months ended June 30, 2026, from 0.15% for the six months ended June 30, 2025.

The average balance of NOW savings deposits decreased by $2.6 million, or 12.7%, to $17.9 million for the six months ended June 30, 2026, from $20.5 million for the six months ended June 30, 2025, while the average rate on NOW savings deposits decreased to 0.19% for the six months ended June 30, 2026, from 0.24% for the six months ended June 30, 2025.

The average balance of money market deposits increased by $286,000, or 1.1%, to $26.3 million for the six months ended June 30, 2026, from $26.0 million for the six months ended June 30, 2025, while the average rate on money market deposits increased to 1.68% for the six months ended June 30, 2026, from 1.63% for the six months ended June 30, 2025. This increase in rate resulted from higher balances in tiered rate accounts.

The average balance of time deposits increased by $3.6 million, or 5.1%, to $74.4 million for the six months ended June 30, 2026, from $70.8 million for the six months ended June 30, 2025, while the average rate on time deposits decreased to 3.54% for the six months ended June 30, 2026, from 3.85% for the six months ended June 30, 2025. This decrease in rate resulted from lower market interest rates.

Net Interest Income. Net interest income for the six months ended June 30, 2026 was $3.1 million, an increase of $321,000, or 11.5%, from the $2.8 million for the six months ended June 30, 2025. The increase was due to an increase in the net interest rate spread to 2.61% for the six months ended June 30, 2026, from 2.29% for the six months ended June 30, 2025 while average net interest earning assets decreased by $969,000, or 2.1%, to $45.5 million for the six months ended June 30, 2026, from $46.5 million for the six months ended June 30, 2025.

Provision for Credit Losses. The provision for credit losses for the six months ended June 30, 2026, was $40,000 compared to $113,000 for the six months ended June 30, 2025. The decrease was due to a lower increase in loan balances during the six months ended June 30, 2026 compared to the increase in loan balances during the six months ended June 30, 2025, and no specific reserves were recorded during the quarter. The allowance for credit losses was $860,000, or 0.77% of total loans, at June 30, 2026.

Noninterest Income. Noninterest income decreased $12,000, or 3.4%, to $338,000 for the six months ended June 30, 2026, compared to $350,000 for the six months ended June 30, 2025. Customer service fee income increased $18,000, while loan servicing decreased by $4,000 and other noninterest income decreased by $26,000 primarily due to unrealized gains on equity securities during the six months ended June 30, 2025 compared to losses during the six months ended June 30, 2026.

Noninterest Expense. Noninterest expense increased $409,000, or 19.8%, to $2.5 million for the six months ended June 30, 2026, from $2.1 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, salaries and benefits increased $231,000, primarily due to stock incentive plan costs, professional fees increased $36,000, other non-interest expenses increased by $140,000 due to losses on unrealized losses on equity securities, deposit insurance premiums increased by $11,000, while occupancy expenses decreased $8,000, depreciation decreased by $6,000, and marketing expense decreased by $3,000.

Provision for Income Taxes. The provision for income taxes decreased $59,000, or 29.9%, to $138,000 for the six months ended June 30, 2026, compared to $197,000 for the six months ended June 30, 2025. The decrease was a primarily due to a $47,000, or 5.1% decrease in income before taxes for the six months ended June 30, 2026 compared to six months ended June 30, 2025 and deferred tax adjustments greater in 2026 than 2025.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from a correspondent bank. At June 30, 2026, we had no borrowings from the Federal Home Loan Bank of Chicago but had the capacity to borrow $50.7 million. At June 30, 2026, we had no borrowings from correspondent banks but had the capacity to borrow $9.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the six months ended June 30, 2026, cash flows from operations, investing, and financing activities resulted in a net increase in cash and cash equivalents of $4.0 million. Net cash provided from operating activities amounted to $600,000, primarily due to net income of $755,000, a decrease of interest receivable of $33,000, the change in fair value of equity securities of $131,000 and increase in accruals for stock-based compensation of $80,000, partially offset by earnings of $56,000 on cash surrender value of life insurance, an increase in interest payable and other liabilities of $353,000 and an increase in deferred income taxes of $39,000. Net cash provided by investing activities amounted to $2.6 million, primarily due to proceeds from maturities of available-for-sale investment securities of $3.9 million and maturities of held-to-maturity debt securities of $2.0 million, partially offset with an increase in loans of $2.7 million. Net cash provided by financing activities amounted to $789,000, primarily due to a net increase in demand deposits, money markets, NOW and savings accounts of $3.7 million partially offset by $252,000 of treasury stock purchased and a decrease in certificates of deposit of $2.7 million.

We believe we maintain a strong liquidity position and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

PFS Bancorp, Inc. is a separate legal entity from Peru Federal Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At June 30, 2026, the Company (on an unconsolidated basis) had liquid assets of $5.3 million.

At June 30, 2026, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 12 to the notes to consolidated financial statements appearing elsewhere in this report.

Off-Balance Sheet Arrangements

At June 30, 2026, we had $8.1 million of outstanding commitments to originate loans, $1.3 million of which represents the balance of remaining funds to be disbursed on construction loans in process, $4.1 million in unused commercial line of credit commitments, $1.2 million of unfunded home equity loans, $50,000 of unfunded consumer line of credit, and $1.5 million of commitments to fund new closed-end residential real estate loans. At June 30, 2026, certificates of deposit that are scheduled to mature on or before June 30, 2027 totaled $61.1 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.

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

The following table sets forth, as of June 30, 2026 the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At June 30, 2026
		Estimated Increase (Decrease) in		EVE as a Percentage of Present
		EVE		Value of Assets (3)
					Increase
Change in Interest	Estimated				(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)

	(Dollars in thousands)
300	38,262	(12,166)	(24.13)	20.89	(372.00)
200	42,754	(7,674)	(15.22)	22.44	(217.00)
100	46,999	(3,429)	(6.80)	23.78	(83.00)
Level	50,428	—	—	24.61	—
(100)	51,648	1,220	2.42	24.53	(8.00)
(200)	50,965	537	1.06	23.69	(92.00)
(300)	49,459	(969)	(1.92)	22.52	(209.00)
(1)	Assumes an immediate uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Change in Net Interest Income. The following table sets forth, at June 30, 2026, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At June 30, 2026
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
	(Dollars in thousands)
300	$6,744	(0.69)%
200	6,762	(0.43)%
100	6,783	(0.12)%
Level	6,791	—%
(100)	6,706	(1.25)%
(200)	6,663	(1.88)%
(300)	6,578	(3.14)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

EVE and NII calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information in Item 2 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Market Risk” is incorporated in this Item 3 by reference.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not subject to any pending legal proceedings. The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs

April 1, 2026 through April 30, 2026	-	$-	-	192,586
May 1, 2026 through May 31, 2026	296	$18.32	296	192,290
June 1, 2026 through June 30, 2026	2,509	18.33	2,509	189,781

(1)	On December 4, 2024, the Company authorized a stock repurchase program for up to 172,500 shares of common stock, representing 10% of shares then outstanding. The program was publicly announced on December 5, 2024. The Company intends to conduct repurchases on the open market, including y means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors. There is no guarantee as to the number of shares that the Company may ultimately repurchase. The Company may suspend or discontinue the program at any time.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC regulations S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of PFS Bancorp, Inc. (1)

3.2	Bylaws of PFS Bancorp, Inc. (2)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

Date: August 5, 2026
Eric J. Heagy
President, Chief Executive Officer
and Chief Financial Officer