Form 10-Q
period 2026-09-30
PFS Bancorp, Inc.
filed 2026-11-05
CIK 1967656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

1,537,770 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of November 5, 2026.

PFS Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

PFS Bancorp, Inc.

Consolidated Balance Sheets

September 30, 2026 (Unaudited) and December 31, 2025

(Dollars In thousands, except per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Cash and cash equivalents — cash and due from bank	$16,762	$15,494
Available-for-sale debt securities (net of credit losses of $0 at September 30, 2026 and December 31, 2025, respectively, amortized cost of $62,834 and $68,943 at September 30, 2026 and December 31, 2025, respectively	57,964	66,930
Held-to-maturity debt securities (net of allowance for credit losses of $0 as of September 30, 2026 and December 31, 2025	3,959	6,205
Equity securities	214	408
Loans, net of allowance for credit losses of $889 and $842 at September 30, 2026 and December 31, 2025	115,546	108,869
Premises and equipment, net of accumulated depreciation of $3,035 and $2,941 at September 30, 2026 and December 31, 2025	2,036	1,992
Federal Home Loan Bank stock	375	354
Interest receivable	730	757
Cash surrender value of bank-owned life insurance	4,171	4,086
Deferred income taxes	2,004	1,057
Mortgage servicing rights	208	208
Other	454	551

Total assets	$204,423	$206,911

Liabilities and Equity Capital

Liabilities
Deposits
Demand	$18,273	$18,783
Savings, NOW and money market	74,855	72,671
Time	72,096	75,024

Total deposits	165,224	166,478
Deferred compensation	760	691
Income tax payable	52	341
Interest payable and other liabilities	361	348

Total liabilities	166,397	167,858

Stockholders' Equity
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none issued	—	—
Common Stock, $0.01 par value, 14,000,000 shares authorized, 1,735,649 issued, 1,541,794 and 1,562,319 outstanding at September 30, 2026 and December 31, 2025	17	17
Additional Paid in Capital	15,878	15,705
Unallocated common stock of ESOP	(1,173)	(1,214)
Treasury stock - 183,206 shares at September 30, 2026 and 162,681 shares at December 31, 2025	(2,143)	(1,788)
Deferred compensation liability - 40,000 shares held in trust at September 30, 2026 and December 31, 2025	400	400
Retained earnings	28,529	27,372
Accumulated other comprehensive loss	(3,482)	(1,439)

Total stockholders' equity	38,026	39,053

Total liabilities and stockholders' equity	$204,423	$206,911

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2026 (Unaudited) and 2025 (Unaudited)

(Dollars In Thousands, except per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest and Dividend Income
Loans, including fees	$1,690	$1,501	$4,835	$4,235
Debt securities
Taxable	402	444	1,225	1,307
Tax-exempt	123	133	382	401
Dividends	4	4	14	15
Other	175	176	590	679

Total interest and dividend income	2,394	2,258	7,046	6,637

Interest Expense
Deposits	767	829	2,346	2,455

Net Interest Income	1,627	1,429	4,700	4,182

Provision for Credit Losses	39	40	78	153

Net Interest Income After Provision for Credit Losses	1,588	1,389	4,622	4,029

Noninterest Income
Commission income	7	8	17	19
Customer service fees	122	117	357	334
Net realized gain on loan sales	1	2	4	5
Loan servicing fees	13	14	39	44
Other	31	116	95	206

Total noninterest income	174	257	512	608

Noninterest Expense
Salaries and employee benefits	649	639	1,998	1,756
Occupancy	81	72	235	234
Depreciation	33	32	94	98
Data processing	126	104	378	356
Professional fees	96	125	329	324
Marketing	38	38	119	122
Printing and office supplies	19	15	68	56
Deposit insurance premiums	47	55	138	135
Other	102	32	310	102

Total noninterest expense	1,191	1,112	3,669	3,183

Income Before Income Taxes	571	534	1,465	1,454

Provision for Income Taxes	169	118	308	315

Net Income	$402	$416	$1,157	$1,139

Earnings per share-basic	$0.26	$0.28	$0.76	$0.74
Weighted-average shares outstanding-basic	1,518,992	1,509,672	1,513,882	1,546,594
Earnings per share-diluted	0.26	0.28	0.75	0.74
Weighted-average shares outstanding-diluted	1,569,446	1,509,672	1,551,586	1,546,594

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended September 30, 2026 (Unaudited) and 2025 (Unaudited)

(In Thousands)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Income	$402	$416	$1,157	$1,139

Other Comprehensive (Loss) Income
Unrealized gains (losses) on available-for-sale debt securities, net of taxes of $(689) and $178 for the three months ended September 30, 2026 and 2025, respectively and $(814) and $569 for the nine months ended September 30, 2026 and 2025, respectively	(1,729)	621	(2,043)	1,609

Other comprehensive (loss) income	(1,729)	621	(2,043)	1,609

Comprehensive (Loss) Income	$(1,327)	$1,037	$(886)	$2,748

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2026 (Unaudited) and 2025 (Unaudited)

(In Thousands)

					Accumulated
			Unallocated		Other			Total
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury	Deferred Comp	Stockholders'
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock	Liability	Equity
Balance, June 30, 2025	$17	$15,605	$(1,244)	$26,424	$(2,325)	$(1,111)	400	$37,766

Net income	—	—	—	416	—	—	—	416
ESOP shares committed to be released (1,380 shares)	—	2	15	—	—	—	—	17
Stock-based compensation expense	—	53	—	—	—	—	—	—
Purchase of 47,700 shares of treasury stock	—	—	—	—	—	(584)	—	(584)
Other comprehensive income	—	—	—	—	621	—	—	621
Balance, September 30, 2025	$17	$15,660	$(1,229)	$26,840	$(1,704)	$(1,695)	$400	$38,289

Balance, June 30, 2026	$17	$15,823	$(1,187)	$28,127	$(1,753)	(2,040)	400	$39,387

Net income	—	—	—	402	—	—	—	402
ESOP shares committed to be released (1,380 shares)	—	15	14	—	—	—	—	29
Stock-based compensation expense	—	40	—	—	—	—	—	40
Purchase of 4,794 shares of treasury stock	—	—	—	—	—	(103)	—	(103)
Other comprehensive loss	—	—	—	—	(1,729)	—	—	(1,729)

Balance, September 30, 2026	$17	$15,878	$(1,173)	$28,529	$(3,482)	$(2,143)	$400	$38,026

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2026 (Unaudited) and 2025 (Unaudited)

(In Thousands)

					Accumulated
			Unallocated		Other			Total
	Common	Additional	Common Stock	Retained	Comprehensive	Treasury	Deferred Comp	Stockholders'
	Stock	Paid-in Capital	of ESOP	Earnings	Income (loss)	Stock	Liability	Equity
Balance, December 31, 2024	$17	$15,603	$(1,270)	$25,701	$(3,313)	$(463)	$400	$36,675

Net income	—	—	—	1,139	—	—	—	1,139
ESOP shares committed to be released (4,140 shares)	—	4	41	—	—	—	—	45
Stock-based compensation expense	—	53	—	—	—	—	—	53
Purchase of 109,975 shares of treasury stock	—	—	—	—	—	(1,232)	—	(1,232)
Other comprehensive income	—	—	—	—	1,609	—	—	1,609
Balance, September 30, 2025	$17	$15,660	$(1,229)	$26,840	$(1,704)	$(1,695)	$400	$38,289

Balance, December 31, 2025	$17	$15,705	$(1,214)	$27,372	$(1,439)	$(1,788)	$400	$39,053

Net income	—	—	—	1,157	—	—	—	1,157
ESOP shares committed to be released (4,140 shares)	—	35	41	—	—	—	—	76
Stock-based compensation expense	—	120	—	—	—	—	—	120
Common stock issued under incentive plans, net of shares surrendered in payment including tax benefit, 4,448 shares	—	18	—	—	—	—	—	18
Purchase of 20,525 shares of treasury stock	—	—	—	—	—	(355)	—	(355)
Other comprehensive loss	—	—	—	—	(2,043)	—	—	(2,043)

Balance, September 30, 2026	$17	$15,878	$(1,173)	$28,529	$(3,482)	$(2,143)	$400	$38,026

See Notes to Consolidated Financial Statements

PFS Bancorp, Inc.

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2026 (Unaudited) and 2025 (Unaudited)
(In Thousands)

	2026	2025
Operating Activities
Net income	$1,157	$1,139
Items not requiring (providing) cash:
Depreciation	94	98
Provision for credit losses	78	153
Amortization (Accretion) of premiums and discounts on debt securities	(32)	16
Deferred income taxes	(133)	(37)
Change in fair value of equity securities	194	(111)
Net realized (gain) loss on loan sales	(4)	(5)
Earnings on cash surrender value of life insurance	(85)	(80)
Stock-based compensation expense	120	53
ESOP compensation expense	76	45
Changes in:
Interest receivable	27	(22)
Other assets	97	70
Interest payable and other liabilities	(233)	193
Net cash provided by operating activities	1,356	1,512

Investing Activities
Purchases of available-for-sale debt securities	(506)	(7,089)
Proceeds from maturities of available-for-sale debt securities	6,651	7,302
Proceeds from maturities of held-to-maturity debt securities	2,242	1,769
Net change in loans	(6,725)	(12,824)
Purchase of premises and equipment	(138)	(17)
Purchase of FHLB Stock	(21)	(7)
Net cash provided (used) in investing activities	1,503	(10,866)

Financing Activities
Net increase (decrease) in demand deposits, money market,
NOW and savings accounts	1,674	(1,880)
Net increase (decrease) in time deposits	(2,928)	5,353
Proceeds from exercise of stock options net of shares surrendered in payment	18	—
Purchase of treasury stock	(355)	(1,232)
Net cash provided (used) in financing activities	(1,591)	2,241
Increase (Decrease) in Cash and Cash Equivalents	1,268	(7,113)
Cash and Cash Equivalents, Beginning of Year	15,494	16,256
Cash and Cash Equivalents, End of Year	$16,762	$9,143
Supplemental Cash Flows Information
Interest paid	$2,337	$2,460
Income taxes paid	$758	$155

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

The Bank is a federally-chartered stock savings bank. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in northern Illinois, primarily LaSalle County, from its two facilities located in Peru, Illinois. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of the Office of the Comptroller of the Currency (“OCC”) and undergoes periodic examinations by the OCC. The Bank has a wholly owned subsidiary, PFSB Financial Services Inc., which is inactive.

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

In the opinion of Company management, the accompanying unaudited consolidated financial statements at September 30, 2026 and for the periods ended September 30, 2026 and September 30, 2025 include all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated balance sheet at September 30, 2026 and the consolidated statements of income for the interim periods ended September 30, 2026 and 2025. The consolidated statement of income for the interim period ended September 30, 2026 is not necessarily indicative of the results of operations for the full year. This information should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2025 and 2024 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At September 30, 2026 and December 31, 2025, cash equivalents consisted of due from bank accounts.

At September 30, 2026 and December 31, 2025, the Company’s cash accounts exceeded federally insured limits by $501 and $504, respectively.

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

Accrued interest receivable on available-for-sale debt securities totaled $316 and $346 at September 30, 2026 and December 31, 2025 respectively and is excluded from the estimate of credit losses.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Accrued interest receivable on held-to-maturity debt securities totaled $11 and $23 at September 30, 2026 and December 31, 2025 respectively and is excluded from the estimate of credit losses.

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

The Company excludes accrued interest receivable from the amortized cost basis of loans when estimating credit losses and when presenting required disclosures in the consolidated financial statements. Accrued interest on loans totaling $403 and $388 at September 30, 2026 and December 31, 2025, respectively, was excluded from the amortized cost basis of loans. Accrued interest is written off at the same time as when a loan is moved to non-accrual status.

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

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through purchase or through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50, Servicing Assets and Liabilities), servicing rights resulting from the sale or securitization of loans originated by the Company are initially measured at fair value at the date of transfer. The Company has elected to initially and subsequently measure the mortgage servicing rights for consumer mortgage loans using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

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

Note 3:  Debt Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of debt securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
September 30, 2026:
U.S. Government and federal agencies	$6,542	$—	(212)	$6,330
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	38,126	3	(3,157)	34,972
State and political subdivisions	18,166	2	(1,506)	16,662

	$62,834	$5	$(4,875)	$57,964

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale Debt Securities:
December 31, 2025:
U.S. Government and federal agencies	$7,186	$135	$(40)	$7,281
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	42,573	367	(2,014)	40,926
State and political subdivisions	19,184	70	(531)	18,723

	$68,943	$572	$(2,585)	$66,930

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Held-to-maturity Debt Securities:
September 30, 2026
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	$663	$—	$(128)	$535
Certificates of Deposit	3,296	17	—	3,313

	$3,959	$17	$(128)	$3,848

Held-to-maturity Debt Securities:
December 31, 2025
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	$700	$—	$(108)	$592
Certificates of Deposit	5,505	87	—	5,592

	$6,205	$87	$(108)	$6,184

The amortized cost and fair value of available-for-sale securities and held-to-maturity debt securities at September 30, 2026, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-sale		Held-to-maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$1,181	$1,171	$856	$860
One to five years	9,255	8,875	2,440	2,453
Five to ten years	9,072	8,278	—	—
After ten years	5,200	4,668	—	—
	24,708	22,992	3,296	3,313
Mortgage-backed securities	38,126	34,972	663	535

Totals	$62,834	$57,964	$3,959	$3,848

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $13,334 at September 30, 2026 and $12,858 at December 31, 2025.

There were no sales of securities for the three and nine months ended September 30, 2026 and 2025.

A portion of available-for-sale investments in debt securities are reported in the consolidated financial statements at an amount less than their historical cost.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The following table shows the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$4,537	$(165)	$1,793	$(47)	$6,330	$(212)
State and political subdivisions	8,204	(519)	8,204	(987)	16,408	(1,506)
Mortgage backed securities - GSE residential	15,965	(608)	18,358	(2,549)	34,323	(3,157)
Total AFS securities	$28,706	$(1,292)	$28,355	$(3,583)	$57,061	$(4,875)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available-for-sale Debt Securities:
U.S. Government and federal agencies	$—	$—	$2,286	$(40)	$2,286	$(40)
State and political subdivisions	1,337	(3)	11,093	(528)	12,430	(531)
Mortgage backed securities - GSE residential	1,916	(17)	22,126	(1,997)	24,042	(2,014)
Total AFS securities	$3,253	$(20)	$35,505	$(2,565)	$38,758	$(2,585)

The following table shows the total available-for-sale securities and aggregate depreciation by security type:

	Number of
	securities in a	Aggregate
	loss position	depreciation
September 30, 2026

U.S. Government and Federal agencies	9	(3.25)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	176	(8.42)%
State and political subdivisions	47	(8.41)%

Total Portfolio	232	(7.87)%

December 31, 2025

U.S. Government and Federal agencies	4	(1.71)%
Mortgage-backed:
Government sponsored enterprises (GSEs) - residential	155	(7.73)%
State and political subdivisions	33	(4.10)%

Total Portfolio	192	(6.25)%

These unrealized losses relate principally to the changes in market interest rates and are not due to changes in the financial condition of the issuer, the quality of the underlying assets, or applicable credit enhancements. In analyzing whether an allowance for credit losses on debt securities is required, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

has the ability to hold debt securities for the foreseeable future, no allowance for credit losses related to debt securities has been recorded at September 30, 2026 and December 31, 2025.

Management has evaluated the Company’s held-to-maturity securities unrealized losses and has concluded that no anticipated credit losses are expected and therefore no reserve for losses related to held-to-maturity securities has been included in the Company’s allowance for credit losses.

Note 4:    Equity Securities

Equity securities comprised the following as of September 30, 2026 and December 31, 2025 and are included in the consolidated balance sheets:

	September 30,	December 31,
	2026	2025
Community Development Corp. Stock	$62	$62
FHLMC Preferred Stock	152	346
Total	$214	$408

Community Development Corp. (CDC) Stock is presented on the balance sheets at fair value. The FHLMC Preferred Stock is presented on the balance sheet at fair value. The table below details changes in the carrying amount of the CDC stock and FHLMC Preferred Stock for the nine months ended September 30, 2026 and year ended December 31, 2025.

	September 30,	December 31,
	2026	2025
Net gains and (losses) recognized during the period on equity securities	$(194)	$83
Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains and (losses) recognized during the period on equity securities still held at the reporting date	$(194)	$83

Note 5:    Loans and Allowance for Credit Losses

Classes of loans at September 30, 2026 and December 31, 2025 include:

	September 30,	December 31,
	2026	2025
Mortgage loans on real estate:
Residential 1-4 family	$71,186	$69,197
Commercial	32,605	29,428
Construction and land development	3,944	1,533
Total mortgage loans on real estate	107,735	100,158
Commercial loans	5,221	5,700
Consumer	3,285	3,737
	116,241	109,595
Plus:
Deferred Loan Costs	194	116
Less:
Allowance for credit losses	889	842
Net loans	$115,546	$108,869

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The Company participates in the U.S. Department of Agriculture’s Rural Development Section 502 Guaranteed Loan Program. This program assists approved lenders in providing low- and moderate-income households the opportunity to own adequate, modest, decent, safe and sanitary dwellings as their primary residence in eligible rural areas. Eligible applicants may, purchase, build, rehabilitate, or relocate a dwelling in an eligible rural area with 100% financing. The program provides a 90% loan note guarantee to approved lenders in order to reduce the risk of extending 100% loans to eligible rural homebuyers. As of September 30, 2026 and December 31, 2025, the Company held $2,405 and $2,542, respectively, of USDA Guaranteed loans in the Residential 1-4 Family portfolio of loans.

The following tables present the balance in the allowance for credit losses based on portfolio segment for the periods presented:

	Three Months Ended
	September 30, 2026
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$281	$467	$13	$76
Provision charged to expense	8	21	15	(9)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$289	$488	$28	$67

Allowance for credit losses for unfunded loan commitments
Balance, beginning of period	$8	$19	$4	$9
Provision charged to expense	(5)	15	—	(5)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$3	$34	$4	$4

	Three Months Ended
	September 30, 2026 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$23	$860
Provision charged to expense	(1)	34
Losses charged off	(5)	(5)
Recoveries	—	—
Balance, end of period	$17	$889

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$40
Provision charged to expense	—	5
Losses charged off	—	—
Recoveries	—	—
Balance, end of period	$—	$45

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	September 30, 2025
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of period	$268	$426	$10	$88
Provision charged to expense	12	22	3	(11)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$280	$448	$13	$77

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$3	$5	$6	$3
Provision charged to expense	—	3	(1)	1
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$3	$8	$5	$4

	Three Months Ended
	September 30, 2025 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of period	$21	$813
Provision charged to expense	11	37
Losses charged off	(3)	(3)
Recoveries	—	—
Balance, end of period	$29	$847

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$17
Provision charged to expense	—	3
Losses charged off	—	—
Recoveries	—	—
Balance, end of period	$—	$20

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2026
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of year	$283	$449	$11	$74
Provision charged to expense	6	39	17	(7)
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$289	$488	$28	$67

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$2	$11	$4	$3
Provision charged to expense	1	23	—	1
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$3	$34	$4	$4

	Nine Months Ended
	September 30, 2026 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$25	$842
Provision charged to expense	(2)	53
Losses charged off	(6)	(6)
Recoveries	—	—
Balance, end of period	$17	$889

Allowance for credit losses for unfunded loan commitments
Balance, beginning of year	$—	$20
Provision charged to expense	—	25
Losses charged off	—	—
Recoveries	—	—
Balance, end of period	$—	$45

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2025
	Mortgage Loans on Real Estate
			Construction
	Residential		and Land
	1-4 Family	Commercial	Development	Commercial
Allowance for credit losses:
Balance, beginning of year	$271	$339	$13	$60
Provision charged to expense	9	109	—	17
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of year	$280	$448	$13	$77

Allowance for credit losses:
Balance, beginning of year	$2	$7	$6	$2
Provision charged to expense	1	1	(1)	2
Losses charged off	—	—	—	—
Recoveries	—	—	—	—
Balance, end of period	$3	$8	$5	$4

	Nine Months Ended
	September 30, 2025 (Continued)
	Consumer	Total
Allowance for credit losses:
Balance, beginning of year	$17	$700
Provision charged to expense	15	150
Losses charged off	(3)	(3)
Recoveries	—	—
Balance, end of period	$29	$847

Allowance for credit losses for unfunded loan commitments:
Balance, beginning of year	$—	$17
Provision charged to expense	—	3
Losses charged off	—	—
Recoveries	—	—
Balance, end of period	$—	$20

The provision for credit losses is determined by the Company as the amount that is added to ACL accounts to bring the ACL to a level that, in management's judgement, is adequate to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Provision for credit losses:
Loans	$34	$37	$53	$150
Unfunded loan commitments	5	3	25	3
Total	$39	$40	$78	$153

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The Company evaluates the loan risk grading system definitions and allowance for credit loss methodology on an ongoing basis. No significant changes were made to either during the three months or nine months ended September 30, 2026 or during the year ended December 31, 2025. The following tables represents loans, as of September 30, 2026 and December 31, 2025, by grading category and year in which the loans were originated:

	September 30, 2026
							Revolving
							Lines of
	2026	2025	2024	2023	2022	Prior	Credit	Total
Pass
Residential 1-4 Family	$8,510	$8,266	$7,214	$6,162	$7,633	$32,344	$855	$70,984
Commercial Real Estate	6,286	8,697	4,382	2,786	3,611	5,834	—	31,596
Construction and Land Development	999	1,944	899	—	—	102	—	3,944
Commercial	758	876	420	2,194	36	110	827	5,221
Consumer	805	1,144	618	319	74	325	—	3,285
Total Pass	$17,358	$20,927	$13,533	$11,461	$11,354	$38,715	$1,682	$115,030
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	547	—	—	—	547
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$—	$—	$547	$—	$—	$—	$547
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$202	$—	$202
Commercial Real Estate	—	—	—	—	—	462	—	462
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$664	$—	$664
Total	$17,358	$20,927	$13,533	$12,008	$11,354	$39,379	$1,682	$116,241

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	6	—	—	—	—	—	6
	$—	$6	$—	$—	$—	$—	$—	$6

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2025
							Revolving
							Lines of
	2025	2024	2023	2022	2021	Prior	Credit	Total
Pass
Residential 1-4 Family	$9,029	$7,806	$7,021	$8,307	$6,989	$28,938	$862	$68,952
Commercial Real Estate	10,128	4,954	3,082	3,728	2,870	3,574	—	28,336
Construction and Land Development	632	—	790	—	—	111	—	1,533
Commercial	1,614	888	2,447	78	89	51	533	5,700
Consumer	1,707	948	568	132	254	128	—	3,737
Total Pass	$23,110	$14,596	$13,908	$12,245	$10,202	$32,802	$1,395	$108,258
Special Mention
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	615	—	—	—	—	615
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Special Mention	$—	$—	$615	$—	$—	$—	$—	$615
Substandard
Residential 1-4 Family	$—	$—	$—	$—	$—	$245	$—	$245
Commercial Real Estate	—	—	—	—	—	477	—	477
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total Substandard	$—	$—	$—	$—	$—	$722	$—	$722
Total	$23,110	$14,596	$14,523	$12,245	$10,202	$33,524	$1,395	$109,595

Current period gross charge-offs:
Residential 1-4 Family	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Construction and Land Development	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer	1	2	—	—	—	—	—	3
	$1	$2	$—	$—	$—	$—	$—	$3

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2026 and December 31, 2025:

September 30, 2026				2026		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$196	$52	$198	$446	$70,740	$71,186
Commercial	—	74	—	74	32,531	32,605
Construction and land development	—	—	—	—	3,944	3,944

Total real estate loans	196	126	198	520	107,215	107,735

Commercial	—	108	—	108	5,113	5,221
Consumer	48	—	—	48	3,237	3,285

Total	$244	$234	$198	$676	$115,565	$116,241

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

December 31, 2025				2025		Total
	30-59 Days	60-89 Days	90 Days and	Total Past		Loans
	Past Due	Past Due	Greater	Due	Current	Receivable
Mortgage loans on real estate:
Residential 1-4 family	$534	$452	$120	$1,106	$68,091	$69,197
Commercial	23	—	—	23	29,405	29,428
Construction and land development	—	—	—	—	1,533	1,533

Total real estate loans	557	452	120	1,129	99,029	100,158

Commercial	—	—	—	—	5,700	5,700
Consumer	9	10	—	19	3,718	3,737

Total	$566	$462	$120	$1,148	$108,447	$109,595

During the nine months ended September 30, 2026, there was no material amount of accrued interest that was written off, related to loans placed in nonaccrual status during the period. During the year ended December 31, 2025 there was no material amount of accrued interest that was written off related to loans placed in nonaccrual status during the year.

Collateral-Dependent Loans

At September 30, 2026, the Company held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operations of the collateral. The ACL for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the types of collateral that secure collateral dependent loans:

●	One-to-four family mortgages are primarily secured by first liens on residential real estate.
●	Commercial real estate loans are primarily secured by first liens on office and industrial buildings.
●	Commercial and industrial loans are primarily secured by first liens on accounts receivables, inventory, and equipment.
●	Home equity loans are primarily secured by second liens on residential real estate.
●	Consumer loans are primarily secured by first liens on automobiles and recreational vehicles.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The following table presents information regarding collateral dependent loans as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Loan	Specific	Loan	Specific
	Balance	Allowance	Balance	Allowance
Mortgage loans on real estate:
Residential 1-4 family	$202	—	$245	—
Commercial	462	—	477	—
Construction and land development	—	—	—	—

Total real estate loans	664	—	722	—

Commercial	—	—	—	—
Consumer	—	—	7	7

Total	$664	$—	$729	$7

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
September 30, 2026
Residential - First Mortgage	202	—	202	212	—	—
Commercial real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$202	$—	$202	$212	$—	$—

				Total	Interest	Amortized
	Nonaccrual	Nonaccrual		Nonaccrual	Income	Cost Basis
	Loans with No	Loans with an	Total	Loans at	Recognized on	of Loans 90+
	Allowance for	Allowance for	Nonaccrual	Beginning of	Nonaccrual	Days Past Due
	Credit Losses	Credit Losses	Loans	Year	Loans	Not on Nonaccrual
December 31, 2025
Residential - First Mortgage	212	—	212	348	—	33
Commercial real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total	$212	$—	$212	$348	$—	$33

There were no new loans modified due to borrowers experiencing financial difficulties during the three and nine months ended September 30, 2026 or 2025.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	September 30,	December 31,
	2026	2025
Land	$746	$746
Buildings and improvements	3,085	3,063
Equipment	1,240	1,124
	5,071	4,933
Less accumulated depreciation	(3,035)	(2,941)
Net premises and equipment	$2,036	$1,992

Note 7: Mortgage Servicing Rights

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $17,515 and $18,881 at September 30, 2026 and December 31, 2025, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the nine months ended September 30, 2026 and for the year ended December 31, 2025:

	September 30,	December 31,
	2026	2025
Fair value as of the beginning of period	$208	$254
Changes in fair value due to changes in valuation inputs or assumptions	—	(46)
Fair value at the end of period	$208	$208

The estimated fair value of mortgage servicing rights is determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions, such as discount rates and prepayment speeds based on market data from independent organizations. Information about the estimated fair value of mortgage servicing rights at September 30, 2026 and December 31, 2025 follows:

	September 30,	December 31,
	2026	2025
Range of discount rates	9.250-12.250%	9.250-12.250%
Range of prepayment speeds (1)	110-318	110-318
Weighted average default rate	0.58%	0.58%

Management did not utilize a valuation model to calculate the fair value of mortgage servicing rights at September 30, 2026 but Management determined the change in fair value was not significant to the consolidated financial statements as of September 30, 2026.

(1)Prepayment speeds measured in the Public Securities Associate Standard prepayment model (PSA). PSA is the assumed monthly rate of prepayment that is annualized to the outstanding principal balance of a mortgage loan.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Note 8:   Time Deposits

Time deposits in denominations of $250 or more were $14,067 on September 30, 2026 and $16,436 on December 31, 2025.

At September 30, 2026, the scheduled maturities of time deposits are as follows:

2026	$17,021
2027	45,493
2028	4,054
2029	3,854
2030	948
Thereafter	726
$72,096

Note 9:   Borrowings

As of September 30, 2026 and December 31, 2025, the Company had no borrowed funds.

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

At September 30, 2026, the Bank’s available and unused portion of this borrowing agreement totaled approximately $52,200. At December 31, 2025, the Bank’s available and unused portion of this borrowing agreement totaled approximately $50,400.

At September 30, 2026, the Bank’s available and unused unsecured line of credit with Bankers’ Bank of Wisconsin and United Bankers’ Bank totaled $4,000 and $5,000, respectively. At December 31, 2025, the Bank’s available and unused unsecured line of credit with Bankers’ Bank of Wisconsin and United Bankers’ Bank totaled $4,000 and $5,000, respectively.

Note 10:  Income Taxes

Income tax expense was $169 and $118 for the three months ended September 30, 2026 and 2025, respectively, and was $308 and $315 for the nine months ended September 30, 2026 and 2025, respectively.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under the tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of September 30, 2026 and December 31, 2025 the Company has determined that no allowance is deemed necessary. The net deferred tax assets were $2,004 and $1,057 as of September 30, 2026 and December 31, 2025, respectively.

The Company’s Board of Directors and management continue to assess the deferred tax assets in light of recent changes in market conditions, forecasted future projected income and available tax planning strategies. As such, there may be deferred tax impairment in subsequent periods.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The Company files income tax returns in the U.S. federal jurisdiction and the State of Illinois. During the three and nine months ended September 30, 2026 and 2025, the Company recognized no interest or penalties.

Note 11:  Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), included in Stockholders’ equity, are as follows:

	September 30,	December 31,
	2026	2025
Net unrealized gain (loss) on available-for-sale debt securities	$(4,870)	$(2,013)

Tax effect	1,388	574

Net-of-tax amount	$(3,482)	$(1,439)

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

Management believes, as of September 30, 2026 and December 31, 2025, that the Bank meets all capital adequacy requirements to which it is subject. As of September 30, 2026, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The Bank’s actual capital amounts and ratios are also presented in the table.

					Minimum to Be Well
					Capitalized Under
					Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026:

Leverage ratio (to average assets)	$34,889	16.7%	$8,333	4.0%	$10,416	5.0%
Common Equity Tier 1 (to risk weighted assets)	$34,889	32.1%	$4,888	4.5%	$7,060	6.5%
Tier 1 Capital ratio (to risk weighted assets)	$34,889	32.1%	$6,517	6.0%	$8,689	8.0%
Total Capital (to risk-weighted assets)	$35,823	33.0%	$8,689	8.0%	$10,862	10.0%

As of December 31, 2025:

Leverage ratio (to average assets)	$33,552	16.3%	$8,248	4.0%	$10,310	5.0%
Common Equity Tier 1 (to risk weighted assets)	$33,552	31.7%	$4,760	4.5%	$6,876	6.5%
Tier 1 Capital ratio (to risk-weighted assets)	$33,552	31.7%	$6,347	6.0%	$8,463	8.0%
Total Capital (to risk-weighted assets)	$34,414	32.5%	$8,463	8.0%	$10,578	10.0%

The net unrealized gain or loss on available-for-sale securities, net of tax, is not included in computing regulatory capital.

Note 13: Related Party Transactions

At September 30, 2026 and December 31, 2025, the Company had loans outstanding to executive officers, directors, significant shareholders, and their affiliates (related parties), of $602 and $822, respectively.

Deposits from related parties held by the Company at September 30, 2026 and December 31, 2025 totaled $1,341 and $1,166, respectively.

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

A summary of loans to directors, executive officers, and their affiliates for the nine months ended September 30, 2026, and ended December 31, 2025, is as follows:

	September 30,	December 31,
	2026	2025
Beginning balance	$822	$924
New Loans	—	20
Repayments	(220)	(122)

Ending balance	$602	$822

The Company’s Board-approved law firm is Duncan & Brandt, P.C, which is solely owned by the Company’s Vice Chairman Jonathan Brandt. The Company pays an annual retainer to Duncan & Brandt of $15 and $15 for the three months ended September 30, 2026 and 2025, respectively and $45 and $45 for the nine months ended September 30, 2026 and 2025, respectively. In addition to the annual retainer, the firm received various fees for legal services rendered in the normal course

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

of business of $6 and $5 for the three months ended September 30, 2026 and 2025, respectively and $ 17 and $14 for the nine months ended September 30, 2026 and 2025, respectively.

Note 14: Employee Benefits

The Company has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute a percentage of their compensation, up to the maximum allowable by the IRS, with the Company matching 50 percent of the employee’s contribution on the first 5 percent of the employee’s compensation. Employer contributions charged to expense totaled $ 21 and $20 for the three months ended September 30, 2026 and 2025, respectively and $63 and $65 for the nine months ended September 30, 2026 and 2025, respectively.

The Company has deferred compensation agreements with directors. The agreements provide for the payment of benefits at termination or retirement. The plan assets are comprised of Company stock held in a Rabbi Trust and cash assets. The cash balances earn a rate of return equivalent to the Moody’s Bond Indices Corporate AAA rate as of December 31st of the prior year. The charge to expense for the agreements was $10 and $9 for the three months ended September 30, 2026 and 2025, respectively and $28 and $(18) for the nine months ended September 30, 2026 and 2025, respectively. The liability accrued for these plans totaled $760 and $691 at September 30, 2026 and December 31, 2025, respectively.

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

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. There have been no significant changes in the valuation techniques during the three or nine months ended September 30, 2026 or year ended December 31, 2025.

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

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Recurring Measurements

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2026 and December 31, 2025.

		Fair Value Measurements Using
		Quoted Prices
		in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2026:
Available-for Sale debt securities:
U.S. Government and federal agencies	$6,330	$583	$5,747	$—
Mortgage-backed: GSE - residential	34,972	—	34,972	—
State and political Subdivision	16,662	—	16,662	—
Total Available-For-sale debt securities	$57,964	$583	$57,381	$—

Equity securities:
FHLMC stock	$152	$152	$—	$—
Community Development Corp. Stock	62	—	62	—
Mortgage servicing rights **	208	—	208	—
Total	$58,386	$735	$57,651	$—

December 31, 2025:
Available-for Sale debt securities:
U.S. Government and federal agency	$7,281	$574	$6,707	$—
Mortgage-backed: GSE - residential	40,926	—	40,926	—
State and political subdivision	18,723	—	18,723	—
Total Available-for-sale debt securities	$66,930	$574	$66,356	$—

Equity securities:
FHLMC Stock	$346	$346	$—	$—
Community Development Corp. Stock	62	—	62
Mortgage servicing rights	208	—	208	—
Total	$67,546	$920	$66,626	$—

** - Management did not utilize a valuation model to calculate the fair value of mortgage servicing rights at September 30. 2026 but Management determined that the change in fair value was not significant to the consolidated financial statements as of September 30, 2026.

The Company estimates the fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Company to estimate fair value of financial instruments not previously discussed.

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

The carrying value and estimated fair value of financial instruments follow:

September 30, 2026
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$16,762	$16,762	$—	$—
Available-for-sale debt securities	57,964	583	57,381	—
Held-to-maturity debt securities	3,959	—	3,848	—
Equity securities	214	152	62	—
Loans	115,546	—	—	110,698
Interest receivable	730	730	—	—
Federal Home Loan Bank Stock	375	—	—	375
Cash surrender value of bank-owned life insurance	4,171	—	—	4,171
Financial liabilities:
Deposits	165,224	—	—	146,591
Interest payable	—	—	—	—

December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,494	$15,494	$—	$—
Available-for-sale debt securities	66,930	574	66,356	—
Held-to-maturity debt securities	6,205	—	6,184	—
Equity securities	408	346	62	—
Loans	108,869	—	—	105,717
Interest receivable	757	757	—	—
Federal Home Loan Bank Stock	354	—	—	354
Cash surrender value of bank-owned life insurance	4,086	—	—	4,086
Financial liabilities:
Deposits	166,478	—	—	152,948
Interest payable	1	1	—	—

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2026 and December 31, 2025.

Fair Value Measurements Using
Quoted
Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2026:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

December 31, 2025:
Individually analyzed loans (collateral dependent)	$—	$—	$—	$—

During the nine months ended September 30, 2026, there were no loans determined to have credit losses where a specific valuation allowance was needed. During the nine months ended September 30, 2025, there were no loans determined to have credit losses where a specific valuation allowance was needed.

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

At September 30, 2026, the Company had granted unused lines of credit to borrowers aggregating approximately $4,639 and $1,192 for commercial lines and open-end consumer lines, respectively. At December 31, 2025, the Company had granted unused lines of credit to borrowers aggregating approximately $3,422 and $1,100 for commercial lines and open-end consumer lines, respectively.

Note 17: Government Assistance

On October 31, 2012, the Company entered into a settlement agreement on the foreclosure of the Country Aire Subdivision in LaSalle, IL whereby the Company assumed the rights and responsibility as the developer of this subdivision. This subdivision was granted a Tax Incremental Financing (TIF) district by the City of LaSalle in 2004. The previous developer did not complete the terms of the TIF agreement, thus the Company entered into an agreement with the City of LaSalle to meet the requirements of the TIF agreement and then receive the incentives upon completion of all terms of the agreement. The City of LaSalle accepted the subdivision on October 25, 2016. Because the incentives are based on the incremental taxes generated from the sale of the lots and the building of homes the Company continued to market and sell lots with the final contract in 2019. At December 31, 2019, the Company had met all the requirements and had all lots sold therefore a TIF receivable was recorded for the estimated value of funds to be received from the City of Lasalle over the remaining term of the TIF district. Each year end the Company evaluates the TIF receivable based on the 3rd party TIF administrator’s estimated value of homes, their incremental taxes and the developer’s share of the incremental taxes. The receivable for these funds are included in Other Assets on the Consolidated Balance Sheets and changes to the valuation are adjusted through Other Non-interest Income on the Consolidated Statements of Income. The balance of this receivable was $214 and $214 as of September 30, 2026 and December 31, 2025, respectively.

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

The annual contribution to the ESOP was made during the year ended December 31, 2025, as loan payments are made annually on December 31st of each year. Compensation expense is recognized over the service period based on the average fair value of the shares and totaled $29 and $17 for the three months ended September 30, 2026 and 2025, respectively, and $76 and $45 for the nine months ended September 30, 2026 and 2025, respectively.

At September 30, 2026, there were 16,560 shares allocated to participants. There were 4,140 shares committed to be released to participants and 117,300 unallocated shares as of September 30, 2026. The fair value of unallocated ESOP shares totaled $2.7 million and $1.4 million at September 30, 2026 and December 31, 2025, respectively.

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

Earnings per common share for the three and nine months ended September 30, 2026 and 2025 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(dollars in thousands, except per share amounts)		(dollars in thousands, except per share amounts)
Net income	$402	$416	$1,157	$1,139
Weighted shares outstanding for basic EPS
Weighted average shares outstanding	1,736,730	1,725,000	1,729,934	1,725,000
Less: Weighted average unallocated ESOP shares	(117,990)	(123,510)	(119,370)	(124,890)
Less: Weighted average Treasury shares	(139,748)	(131,818)	(136,682)	(93,516)
Add: Weighted average shares in Rabbi Trust for Deferred Compensation Plan	40,000	40,000	40,000	40,000
Weighted average shares outstanding for basic EPS	1,518,992	1,509,672	1,513,882	1,546,594
Additional dilutive shares	50,454	—	37,704	—
Weighted average shares outstanding for dilutive EPS	1,569,446	1,509,672	1,551,586	1,546,594
Basic income per share	$0.26	$0.28	$0.76	$0.74
Diluted income per share	$0.26	$0.28	$0.75	$0.74

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 20 – Stock Based Compensation

Stock-Based Compensation Plan

On May 22, 2025, the Company’s stockholders approved the PFS Bancorp, Inc. 2025 Equity Incentive Plan (the “Plan”). A total of 172,500 stock options and 69,000 restricted shares were approved for award. As of September 30, 2026, 69,000 shares of common stock remained available for grant as stock options, and 27,600 shares of common stock remained available for award of restricted stock under the Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted OTC market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that the options are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of PFS Bancorp, Inc. stock for the weighted average lifetime period prior to issuance date. The following assumptions were used for options issued as of December 31, 2025; 103,500 options were granted during the nine months ended September 30, 2025, and no options were granted during the nine months ended September 30, 2026.

Dividend yield	—%
Risk-free interest rate	4.21%
Expected volatility	16.9%
Weighted average expected life (years)	6.5
Weighted average per share value of options	$3.30

A summary of the Company’s stock option activity for the nine months ended September 30, 2026 is presented below.

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding December 31, 2025	103,500	$11.06	9.9	$470
Granted	—	—
Exercised	(3,450)	10.99
Forfeited	—	—
Vested shares expired	—	—
Outstanding September 30, 2026	100,050	$11.06	8.7	$1,178
Options exercisable at September 30, 2026	17,250	11.06	8.7	$203

Notes to Consolidated Financial Statements (Unaudited)

(Dollars in thousands, except per share amounts)

The following table summarizes information about the Company’s nonvested stock option activity for the nine months ended September 30, 2026:

Stock Options	Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at December 31, 2025	103,500	$3.30
Granted	—	—
Vested	(20,700)	3.30
Forfeited	—	—
Nonvested at September 30, 2026	82,800	$3.30

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $17 and $23 in stock option expense during the three months ended September 30, 2026 and 2025, respectively and $51 and $23 for the nine months ended September 30, 2026 and 2025, respectively.

At September 30, 2026, the Company had $251 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 3.7 years.

The following table summarizes information about the Company’s restricted stock activity for the nine months ended September 30, 2026:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at December 31, 2025	41,400	$11.06
Granted	—	—
Vested	(8,280)	$11.06
Forfeited	—	—
Nonvested at September 30, 2026	33,120	$11.06

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $23 and $30 in restricted stock expense during the three months ended September 30, 2026 and 2025, respectively and $69 and $30 for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, the Company had $336 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 3.7 years.

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

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets. Total assets decreased $2.5 million, or 1.2%, from $206.9 million at December 31, 2025 to $204.4 million at September 30, 2026. The decrease was primarily comprised of decreases in available-for-sale securities of $8.9 million and held-to-maturity securities of $2.2 million partially offset by increases in cash and cash equivalents of $1.3 million and in loans of $6.6 million.

Cash and Due from Banks. Cash and due from banks increased by $1.3 million, or 8.4%, to $16.8 million at September 30, 2026 compared to $15.5 million at December 31, 2025. This increase was primarily due to the decreases in available-for-sale securities of $8.9 million and held-to-maturity securities of $2.2 million.

Available-for-Sale Investment Securities. Available-for-sale investment securities decreased by $8.9 million, or 13.3%, to $58.0 million at September 30, 2026 from $66.9 million at December 31, 2025. The decrease was a result of maturities and principal payments on mortgage-backed securities and collateralized mortgage obligation securities. The market value adjustment on available-for-sale investment securities declined by $2.9 million during the nine months ended September 30, 2026 due to an increase in market interest rates.

Held-to-Maturity Investment Securities. Held-to-maturity investment securities decreased by $2.2 million, or 35.5%, to $4.0 million at September 30, 2026 from $6.2 million at December 31, 2025. The decline was a result of maturities during the period. There were no purchases of held-to-maturity securities during the nine months ended September 30, 2026.

Loans, Net. Loans, net, increased $6.6 million or 6.1%, to $115.5 million at September 30, 2026 compared to $108.9 million at December 31, 2025. One-to four-family residential mortgage loans increased $2.0 million, or 2.9%, from $69.2 million at December 31, 2025 to $71.2 million at September 30, 2026. Commercial real estate loans increased $3.2 million, or 10.9%, from $29.4 million at December 31, 2025 to $32.6 million at September 30, 2026. Construction and land development loans increased by $2.4 million or 160.0%, from $1.5 million at December 31, 2025 to $3.9 million at September 30, 2026. Commercial loans decreased $479,000, or 8.4%, from $5.7 million at December 31, 2025 to $5.2 million at September 30, 2026. Consumer loans decreased $452,000, or 12.2%, from $3.7 million at December 31, 2025 to $3.3 million at September 30, 2026.

During the nine months ended September 30, 2026, the Company originated $25.2 million in loans consisting of $10.4 million in one-to four-family residential mortgage loans, $6.4 million in commercial real estate loans, $3.9 million in construction and land development loans, $3.6 million in commercial loans and $944,000 in consumer loans.

Deposits. Deposits decreased $1.3 million, or 0.8%, from $166.5 million at December 31, 2025 to $165.2 million at September 30, 2026. Non-maturity deposits increased $1.7 million, or 1.8%, from $91.5 million at December 31, 2025 to $93.2 million at September 30, 2026. Time deposits decreased by $2.9 million, or 3.9% from $75.0 million at December 31, 2025 to $72.1 million at September 30, 2026.

Total Stockholders’ Equity. Total stockholders’ equity was $38.0 million at September 30, 2026, a decrease of $1.1 million or 2.8%, from $39.1 million at December 31, 2025. The decrease is due to the change in accumulated other comprehensive loss of $2.0 million and the purchase of $355,000 of treasury shares, partially offset by net income of $1.1 million during the nine months ended September 30, 2026.

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

	Three Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$16,839	$131	3.12%	$11,580	$105	3.62%
Available-for-sale debt securities	61,409	521	3.39	69,827	571	3.27
Held-to-maturity debt securities	4,204	48	4.56	6,582	77	4.67
Equity securities	277	—	—	352	—	—
Loans, net	113,961	1,690	5.93	106,407	1,501	5.64
Federal Home Loan Bank stock	375	4	4.19	354	4	4.78
Total interest-earning assets	197,065	2,394	4.86	195,102	2,258	4.63
Noninterest-earning assets	9,592			9,538
Total assets	$206,657			$204,640

Interest-bearing liabilities:
Regular savings deposits	$35,368	12	0.14%	$35,096	12	0.14%
NOW savings deposits	18,413	10	0.21	19,047	13	0.27
Money market deposits	26,605	117	1.77	25,519	106	1.65
Time deposits	72,236	628	3.48	73,164	698	3.82
Total interest-bearing deposits	152,622	767	2.01	152,826	829	2.17
Federal Home Loan Bank advances	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	152,622	767	2.01%	152,826	829	2.17%
Noninterest-bearing demand deposits	18,135			18,021
Other noninterest-bearing liabilities	3,220			3,407
Total liabilities	173,977			174,254
Total equity capital	32,680			30,386
Total liabilities and equity capital	$206,657			$204,640
Net interest income		$1,627			$1,429
Net interest rate spread (1)			2.85%			2.46%
Net interest-earning assets (2)	$44,443			$42,276
Net interest margin (3)			3.30%			2.93%
Average interest-earning assets to interest-bearing liabilities	129.12%			127.66%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income annualized divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2026 vs. 2025
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$47	$(21)	$26
Available-for-sale debt securities	(69)	19	(50)
Held-to-maturity debt securities	(28)	(1)	(29)
Equity securities	—	—	—
Loans, net	107	82	189
Federal Home Loan Bank stock	—	—	—
Total interest-earning assets	57	79	136

Interest-bearing liabilities:
Regular savings deposits	—	—	—
NOW savings deposits	—	(3)	(3)
Money market deposits	4	7	11
Time deposits	(9)	(61)	(70)
Total deposits	(5)	(57)	(62)
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	(5)	(57)	(62)

Change in net interest income	$62	$136	$198

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

General. Net income for the three months ended September 30, 2026 was $402,000, a decrease of $14,000, or 3.4%, compared to $416,000 for the three months ended September 30, 2025.

Interest and Dividend Income. Interest and dividend income for the three months ended September 30, 2026 increased by $136,000, or 5.9%, from $2.3 million for the three months ended September 30, 2025 to $2.4 million for the three months ended September 30, 2026. This increase is a result of a $189,000, or 12.6%, increase in loan interest and fees, a $26,000, or 24.8%, increase in interest on cash and cash equivalents, partially offset by a $50,000, or 8.8%, decrease in interest from available-for-sale investments, and a $29,000, or 37.7%, decrease in interest from held-to-maturity investments.

The average balance of loans during the three months ended September 30, 2026, increased by $7.6 million or 7.1%, from the average balance for the three months ended September 30, 2025, while the average yield on loans increased to 5.93% for the three months ended September 30, 2026, from 5.64% for the three months ended September 30, 2025. The increase in average yield on loans was due to higher market interest rates and increases in higher yielding commercial loans.

The average balance of available-for-sale debt securities decreased by $8.4 million, or 12.0%, to $61.4 million for the three months ended September 30, 2026, from $69.8 million for the three months ended September 30, 2025, while the average yield on available-for-sale debt securities increased to 3.39% for the three months ended September 30, 2026 from 3.27% for the three months ended September 30, 2025. This increase in yield was due to higher market interest rates.

The average balance of held-to-maturity debt securities decreased by $2.4 million, or 36.4%, to $4.2 million for the three months ended September 30, 2026, from $6.6 million for the three months ended September 30, 2025, while the average yield on held-to-maturity debt securities decreased to 4.56% for the three months ended September 30, 2026, from 4.67% for the three months ended September 30, 2025. This decrease in yield was due to maturities of higher yielding investments during the current period.

Interest Expense. Interest expense for the three months ended September 30, 2026 decreased by $62,000, or 7.5%, to $767,000 for the three months ended September 30, 2026 from $829,000 for the three months ended September 30, 2025.

This decrease is a result of lower rates on interest bearing deposit balances. The Company experienced a small increase in the average rate for money market deposits while the average rate for regular savings, NOW savings, and time deposits decreased as market interest rates declined during the period for these deposit products.

The average balance of regular savings deposits increased by $272,000, or 0.8%, to $35.4 million for the three months ended September 30, 2026, from $35.1 million for the three months ended September 30, 2025, while the average rate on regular savings deposits remained even 0.14% for the three months ended September 30, 2026 and September 30, 2025.

The average balance of NOW savings deposits decreased by $634,000, or 3.3%, to $18.4 million for the three months ended September 30, 2026, from $19.0 million for the three months ended September 30, 2025, while the average rate on NOW savings deposits decreased to 0.21% for the three months ended September 30, 2026, from 0.27% for the three months ended September 30, 2025.

The average balance of money market deposits increased by $1.1 million, or 4.3%, to $26.6 million for the three months ended September 30, 2026, from $25.5 million for the three months ended September 30, 2025, while the average rate on money market deposits increased to 1.77% for the three months ended September 30, 2026, from 1.65% for the three months ended September 30, 2025. This increase in yield is due to higher balances into tiered money market accounts.

The average balance of time deposits decreased by $928,000, or 1.3%, to $72.2 million for the three months ended September 30, 2026, from $73.2 million for the three months ended September 30, 2025, while the average rate on time deposits decreased to 3.48% for the three months ended September 30, 2026, from 3.82% for the three months ended September 30, 2025. This decrease in rate resulted from lower market interest rates.

Net Interest Income. Net interest income for the three months ended September 30, 2026 was $1.6 million, an increase of $198,000, or 13.9%, from $1.4 million for the three months ended September 30, 2025. The increase was due to the net interest rate spread increasing to 2.85% for the three months ended September 30, 2026, from 2.46% for the three months ended September 30, 2025 while average net interest earning assets increased by $2.1 million, or 5.0%, to $44.4 million for the three months ended September 30, 2026, from $42.3 million for the three months ended September 30, 2025.

Provision for Credit Losses. The provision for credit losses for the three months ended September 30, 2026, was $39,000 compared to $40,000 for the three months ended September 30, 2025. The allowance for credit losses was $889,000, or 0.76% of total loans, at September 30, 2026.

Noninterest Income. Noninterest income decreased $83,000, or 32.3%, to $174,000 for the three months ended September 30, 2026, compared to $257,000 for the three months ended September 30, 2025. The primary factor was other noninterest income which decreased $85,000 as a result of prior year gains on equity securities of $111,000 compared to a loss of $194,000 in the current period.

Noninterest Expense. Noninterest expense increased $79,000, or 7.2%, to $1.2 million for the three months ended September 30, 2026, from $1.1 million for the three months ended September 30, 2025. During the three months ended September 30, 2026, salaries and benefits increased $10,000 primarily due to stock incentive plan expenses, Occupancy expense increased by $9,000, and other non-interest expense increased by $70,000 due to a loss on FHLMC stock that is adjusted quarterly to market price, data processing expense increased by $22,000 due to costs for new services and product implementation, depreciation increased by $1,000, marketing expenses increased by $1,000, printing and office supplies increased by $4,000 while deposit insurance premiums decreased by $8,000 and professional fees decreased $29,000.

Provision for Income Taxes. The provision for income taxes increased $51,000, or 43.2%, to $169,000 for the three months ended September 30, 2026, compared to $118,000 for the three months ended September 30, 2025. The increase was primarily due to higher taxable income based on tax adjustments greater in 2026 than 2025.

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

	Nine Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Cash and cash equivalents	$18,424	431	3.12%	$15,622	$436	3.72%
Available-for-sale debt securities	64,022	1,602	3.34	69,473	1,703	3.27
Held-to-maturity debt securities	5,054	164	4.32	7,433	248	4.45
Equity securities	326	3	1.02	333	3	1.13
Loans, net	110,809	4,835	5.82	102,344	4,235	5.52
Federal Home Loan Bank stock	368	11	4.14	352	12	4.72
Total interest-earning assets	199,003	7,046	4.72%	195,557	6,637	4.53%
Noninterest-earning assets	9,308			9,733
Total assets	$208,311			$205,290

Interest-bearing liabilities:
Regular savings deposits	$35,670	$36	0.13%	$33,042	$37	0.15%
NOW savings deposits	18,098	27	0.20	19,980	37	0.25
Money market deposits	26,394	338	1.71	25,837	318	1.64
Time deposits	73,665	1,945	3.52	71,614	2,063	3.84
Total interest-bearing deposits	153,827	2,346	2.03%	150,473	2,455	2.18%
Federal Home Loan Bank advances	—	—	—	—	—	—
Other interest-bearing liabilities	—	—	—	—	—	—
Total interest-bearing liabilities	153,827	2,346	2.03%	150,473	2,455	2.18%
Noninterest-bearing demand deposits	18,742			22,057
Other noninterest-bearing liabilities	3,208			3,302
Total liabilities	175,777			175,832
Total stockholders' equity	32,534			29,458
Total liabilities and stockholders' equity	$208,311			$205,290
Net interest income		$4,700			$4,182
Net interest rate spread (1)			2.69%			2.35%
Net interest-earning assets (2)	$45,176			$45,084
Net interest margin (3)			3.15%			2.85%
Average interest-earning assets to interest-bearing liabilities	129.37%			129.96%
(1)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income annualized divided by average total interest-earning assets.

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

	Nine Months Ended September 30, 2026 vs. 2025
	Increase (Decrease) Due to:		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Cash and cash equivalents	$78	$(83)	$(5)
Available-for-sale debt securities	(134)	33	(101)
Held-to-maturity debt securities	(79)	(5)	(84)
Equity securities	—	—	—
Loans, net	350	250	600
Federal Home Loan Bank stock	1	(2)	(1)
Total interest-earning assets	216	193	409

Interest-bearing liabilities:
Regular savings deposits	3	(4)	(1)
NOW savings deposits	(3)	(7)	(10)
Money market deposits	7	13	20
Time deposits	59	(177)	(118)
Total deposits	66	(175)	(109)
Federal Home Loan Bank advances	—	—	—
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	66	(175)	(109)

Change in net interest income	$150	$368	$518

Comparison of Operating Results for the nine months Ended September 30, 2026 and 2025

General. Net income for the nine months ended September 30, 2026 was $1.2 million, an increase of $18,000, or 1.6%, compared to $1.1 million for the nine months ended September 30, 2025 as a result of net interest income increasing by $518,000, provision for income taxes decreasing by $7,000, provision for credit losses decreasing by $75,000, partially offset by non-interest income decreasing by $96,000 and non-interest expenses increasing by $486,000.

Interest and Dividend Income. Interest income for the nine months ended September 30, 2026 increased by $409,000, or 6.2%, from $6.6 million for the nine months ended September 30, 2025 to $7.0 million for the nine months ended September 30, 2026. This increase is a result of a $600,000, or 14.2%, increase in loan interest and fees, partially offset by a $101,000, or 5.9%, decrease in interest from available-for-sale debt securities and a $5,000, or 1.1%, decrease in interest on cash and cash equivalents, and a $84,000, or 33.9%, decrease in interest from held-to-maturity investments.

The average balance of loans during the nine months ended September 30, 2026, increased by $8.5 million or 8.3%, from the average balance for the nine months ended September 30, 2025, while the average yield on loans increased to 5.82% for the nine months ended September 30, 2026, from 5.52% for the nine months ended September 30, 2025. The increase in average yield on loans was due to higher market interest rates.

The average balance of available-for-sale debt securities decreased by $5.5 million, or 7.9%, to $64.0 million for the nine months ended September 30, 2026, from $69.5 million for the nine months ended September 30, 2025, while the average yield on available-for-sale debt securities increased to 3.34% for the nine months ended September 30, 2026 from 3.27% for the nine months ended September 30, 2025. This increase in yield was due to higher market interest rates.

The average balance of held-to-maturity debt securities decreased by $2.3 million, or 31.1%, to $5.1 million for the nine months ended September 30, 2026, from $7.4 million for the nine months ended September 30, 2025, while the average yield on held-to-maturity debt securities decreased to 4.32% for the nine months ended September 30, 2026, from 4.45% for the nine months ended September 30, 2025. This decrease in yield was due to maturity of higher yielding investments during the current period.

Interest Expense. Interest expense for the nine months ended September 30, 2026 decreased by $109,000, or 4.4%, to $2.3 million for the nine months ended September 30, 2026 from $2.5 million for the nine months ended September 30, 2025. This decrease is a result of lower market interest rates.

The average balance of regular savings deposits increased by $2.7 million, or 8.2%, to $35.7 million for the nine months ended September 30, 2026, from $33.0 million for the nine months ended September 30, 2025, while the average rate on regular savings deposits decreased to 0.13% for the nine months ended September 30, 2026, from 0.15% for the nine months ended September 30, 2025.

The average balance of NOW savings deposits decreased by $1.9 million, or 9.5%, to $18.1 million for the nine months ended September 30, 2026, from $20.0 million for the nine months ended September 30, 2025, while the average rate on NOW savings deposits decreased to 0.20% for the nine months ended September 30, 2026, from 0.25% for the nine months ended September 30, 2025.

The average balance of money market deposits increased by $557,000, or 2.2%, to $26.4 million for the nine months ended September 30, 2026, from $25.8 million for the nine months ended September 30, 2025, while the average rate on money market deposits increased to 1.71% for the nine months ended September 30, 2026, from 1.64% for the nine months ended September 30, 2025. This increase in rate resulted from higher balances in tiered rate accounts.

The average balance of time deposits increased by $2.1 million, or 2.9%, to $73.7 million for the nine months ended September 30, 2026, from $71.6 million for the nine months ended September 30, 2025, while the average rate on time deposits decreased to 3.52% for the nine months ended September 30, 2026, from 3.84% for the nine months ended September 30, 2025. This decrease in rate resulted from lower market interest rates.

Net Interest Income. Net interest income for the nine months ended September 30, 2026 was $4.7 million, an increase of $518,000, or 12.3%, from the $4.2 million for the nine months ended September 30, 2025. The increase was due to an increase in the net interest rate spread to 2.69% for the nine months ended September 30, 2026, from 2.35% for the nine months ended September 30, 2025 while average net interest earning assets increased by $92,000, or 0.20%, to $45.2 million for the nine months ended September 30, 2026, from $45.1 million for the nine months ended September 30, 2025.

Provision for Credit Losses. The provision for credit losses for the nine months ended September 30, 2026, was $78,000 compared to $153,000 for the nine months ended September 30, 2025. The decrease was due to loan growth year over year was greater during the nine months ended September 30, 2025, than during the nine months ended September 30, 2026 and no specific reserves were recorded during the current quarter. The allowance for credit losses was $889,000, or 0.76% of total loans, at September 30, 2026.

Noninterest Income. Noninterest income decreased $96,000, or 15.8%, to $512,000 for the nine months ended September 30, 2026, compared to $608,000 for the nine months ended September 30, 2025. Customer service fee income increased $23,000, while loan servicing decreased by $5,000 and other noninterest income decreased by $111,000 primarily due to unrealized gains on equity securities during the nine months ended September 30, 2025 compared to losses during the nine months ended September 30, 2026.

Noninterest Expense. Noninterest expense increased $486,000, or 15.2%, to $3.7 million for the nine months ended September 30, 2026, from $3.2 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, salaries and benefits increased $242,000, primarily due to stock incentive plan costs, professional fees increased $5,000, other non-interest expenses increased by $208,000 due to losses on fair value adjustment of equity securities, deposit insurance premiums increased by $3,000, and data processing costs increased by $22,000 while depreciation decreased by $4,000, and marketing expense decreased by $3,000.

Provision for Income Taxes. The provision for income taxes decreased $7,000, or 2.2%, to $308,000 for the nine months ended September 30, 2026, compared to $315,000 for the nine months ended September 30, 2025. The decrease was primarily due to deferred tax adjustments greater in 2026 than 2025.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago and from a correspondent bank. At September 30, 2026, we had no borrowings from the Federal Home Loan Bank of Chicago but had the capacity to borrow $52.2 million. At September 30, 2026, we had no borrowings from correspondent banks but had the capacity to borrow $9.0 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, cash flows from investing activities, and cash flows from financing activities. For the nine months ended September 30, 2026, cash flows from operations, investing, and financing activities resulted in a net increase in cash and cash equivalents of $1.3 million. Net cash provided from operating activities amounted to $1.4 million, primarily due to net income of $1.2 million, the change in fair value of equity securities of $194,000 and increase in accruals for stock-based compensation of $67,000, partially offset by earnings of $85,000 on cash surrender value of life insurance, an increase in interest payable and other liabilities of $233,000 and an increase in deferred income taxes of $133,000. Net cash provided by investing activities amounted to $1.5 million, primarily due to proceeds from maturities of available-for-sale investment securities of $6.7 million and maturities of held-to-maturity debt securities of $2.2 million, partially offset with an increase in loans of $6.7 million. Net cash used in financing activities amounted to $1.6 million, primarily due to a decrease in certificates of deposit of $2.9 million, partially offset by a net increase in demand deposits, money markets, NOW and savings accounts of $1.7 million and $355,000 of treasury stock purchased.

We believe we maintain a strong liquidity position and are committed to maintaining it. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

PFS Bancorp, Inc. is a separate legal entity from Peru Federal Savings Bank and must provide for its own liquidity to pay its operating expenses and other financial obligations. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company is governed by applicable bank regulations. At September 30, 2026, the Company (on an unconsolidated basis) had liquid assets of $5.1 million.

At September 30, 2026, the Bank was categorized as well-capitalized under regulatory capital guidelines. Management is not aware of any conditions or events since the most recent notification that would change our category. For further information, see note 12 to the notes to consolidated financial statements appearing elsewhere in this report.

Off-Balance Sheet Arrangements

At September 30, 2026, we had $7.6 million of outstanding commitments to originate loans, $528,000 of which represents the balance of remaining funds to be disbursed on construction loans in process, $4.6 million in unused commercial line of credit commitments, $1.2 million of unfunded home equity loans, and $1.2 million of commitments to fund new closed-end residential real estate loans. At September 30, 2026, certificates of deposit that are scheduled to mature on or before September 30, 2027 totaled $60.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed.

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

The following table sets forth, as of September 30, 2026 the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At September 30, 2026
		Estimated Increase (Decrease) in		EVE as a Percentage of Present
		EVE		Value of Assets (3)
					Increase
Change in Interest	Estimated				(Decrease)
Rates (basis points) (1)	EVE (2)	Amount	Percent	EVE Ratio (4)	(basis points)

	(Dollars in thousands)
300	36,858	(12,681)	(25.60)	20.67	(412.00)
200	41,405	(8,134)	(16.42)	22.32	(247.00)
100	45,752	(3,787)	(7.64)	23.77	(102.00)
Level	49,539	—	—	24.79	—
(100)	51,048	1,509	3.05	24.84	5.00
(200)	51,601	2,062	4.16	24.47	(32.00)
(300)	50,663	1,124	2.27	23.52	(127.00)
(1)	Assumes an immediate uniform change in interest rates at all maturities.

(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE Ratio represents EVE divided by the present value of assets.

Change in Net Interest Income. The following table sets forth, at September 30, 2026, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve. The estimated changes presented in the table are within Board of Director-approved policy guidelines.

At September 30, 2026
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
	(Dollars in thousands)
300	$6,951	(1.49)%
200	6,986	(0.99)%
100	7,024	(0.45)%
Level	7,056	—%
(100)	7,002	(0.77)%
(200)	6,995	(0.86)%
(300)	6,902	(2.18)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is not subject to any pending legal proceedings. The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table presents information regarding the Company’s stock repurchase activity during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs (2)

July 1, 2026 through July 31, 2026	525	$19.53	525	189,256
August 1, 2026 through August 31, 2026	547	$20.91	547	188,709
September 1, 2026 through September 30, 2026	3,722	21.73	3,722	184,987

(1)	On December 4, 2024, the Company authorized a stock repurchase program for up to 172,500 shares of common stock, representing 10% of shares then outstanding. The program was publicly announced on December 5, 2024. The Company intends to conduct repurchases on the open market, including by means of a trading plan adopted under SEC Rule 10b5-1, subject to market conditions and other factors. There is no guarantee as to the number of shares that the Company may ultimately repurchase. The Company may suspend or discontinue the program at any time.
(2)	On December 1, 2025, the Company adopted a stock repurchase program to repurchase 155,693 shares of common stock, which represented 10% of the shares then outstanding.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of SEC regulations S-K).

Item 6. Exhibits

3.1	Articles of Incorporation of PFS Bancorp, Inc. (1)

3.2	Bylaws of PFS Bancorp, Inc. (2)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the quarter ended September 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

Date: November 5, 2026
Eric J. Heagy
President, Chief Executive Officer
and Chief Financial Officer